Form 10QSB
period 1999-06-30
FENWAY INTERNATIONAL INC
filed 1999-08-13
CIK 1080951

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, for the quarter ended June 30, 1999

                            Commission File No. _____

                           FENWAY INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

NEVADA                                                  84-1426038
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

308-409 Granville Street, Vancouver, British Columbia, Canada           V6C 1T2
(Address of registrant's principal executive offices)                 (Zip Code)

                                  604.844.2265
              (Registrant's Telephone Number, Including Area Code)

Check whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes [X]    No [ ]

The number of shares outstanding of the issuer's only class of Common Stock, $.001 par value, was approximately 19,885,955 on June 30, 1999.

Transitional Small Business Disclosure format (check one):

     Yes [ ]    No [X ]

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements



                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                                  JUNE 30, 1999

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------


ACCOUNTANTS' REPORT ..................................................       1

FINANCIAL STATEMENTS

       Balance Sheet..................................................       2

       Statements of Operations.......................................       3

       Statement of Changes in Stockholders' Equity...................     4 - 5

       Statements of Cash Flows.......................................     6 - 7

       Notes to Financial Statements..................................    8 - 21

                               ACCOUNTANTS' REPORT




To the Board of Directors and Stockholders
Fenway International Inc.
Newport Beach, California


We have reviewed the accompanying balance sheet of Fenway International Inc. as of June 30, 1999, and the related statements of operations, changes in stockholders equity and cash flows for the six months then ended and for the period May 7, 1984 (Date of inception) to June 30, 1999, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Fenway International Inc.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.





Moffitt & Company, P.C.
Scottsdale, Arizona

August 4, 1999

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                  JUNE 30, 1999

                                     ASSETS


Cash                                                                             $     2,035
Accounts receivable                                                                   11,573
Advance royalty payments                                                             160,813
Prepaid expenses                                                                       3,633
Investment in Palcan Mining and Cement Corporations                                      705
Investments in projects in The Republic of the Philippines                         2,685,687
Loan receivable                                                                       88,011
Property and equipment                                                                 5,595
                                                                                 -----------

            TOTAL ASSETS                                                         $ 2,958,052
                                                                                 ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
       Accounts payable
          Trade                                                     $    77,044
         Related parties                                                 69,140
       Accrued liabilities                                               13,001
       Short term notes payable                                         133,340
                                                                    -----------

             TOTAL LIABILITIES                                                   $   292,525

STOCKHOLDERS' EQUITY
       Common stock, par value $0.001 per share
            Authorized 100,000,000 shares
            Issued and outstanding - 19,885,955 shares                   19,886
       Paid in capital in excess of par value of stock                3,295,554
       Advances on stock subscriptions                                   24,221
       Deficit accumulated during development stage                    (674,134)
                                                                    -----------

            TOTAL STOCKHOLDERS' EQUITY                                             2,665,527
                                                                                 -----------
            TOTAL LIABILITIES AND STOCKHOLDERS'
              EQUITY                                                             $ 2,958,052
                                                                                 ===========

                 See Accompanying Notes and Accountants' Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                   FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND
             FOR THE PERIOD FROM MAY 7, 1984 (DATE OF INCEPTION) TO
                                  JUNE 30, 1999

                                                   Six              May 7, 1984
                                                 Months              (Date of
                                                  Ended              Inception)
                                                  June                to June
                                                30, 1999              30, 1999
                                              ------------         ------------
REVENUE                                       $          0         $          0

DEVELOPMENT COSTS                                 266,750               674,134
                                              ------------         ------------

NET (LOSS)                                    $  (266,750)         $   (674,134)
                                              ============         ============
NET (LOSS) PER COMMON SHARE

       Basic and diluted                      $      (0.01)                --

AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING

       Basic and diluted                        19,866,538                 --



                 See Accompanying Notes and Accountants' Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
             FOR THE PERIOD FROM MAY 7, 1984 (DATE OF INCEPTION) TO
                                  JUNE 30, 1999

                                                                       Paid In                      Deficit
                                                                     Capital in                   Accumulated
                                                  Common Stock        Excess of      Advances      During the
                                               -------------------    Par Value      On Stock     Development
                                               Shares       Amount     of Stock    Subscriptions     Stage
                                               -------     -------     --------   --------------  -----------
BALANCE, MAY 7, 1984
   (DATE OF INCEPTION)                               0     $      0     $      0     $      0     $       0

      Issuance of common stock for
         mineral lease (unknown value)
         and expenses at $.005 -
         May 7, 1984                           600,000          600        2,400            0             0
      Issuance of common stock for
         cash at $.267 - May 7, 1984             8,610            9        2,287            0             0
      Net loss for the period ended
         December 31, 1984                           0            0            0            0        (5,296)
      Issuance of common stock for
         services at $.267 -
         February 3, 1985                        9,000            9        2,391            0             0
      Issuance of common stock for
         cash at $.267 - February 3, 1985       96,480           96       25,632            0             0
      Net loss for the year ended
         December 31, 1985                           0            0            0            0       (28,128)
                                              --------     --------     --------     --------      --------

BALANCE, DECEMBER 31, 1985                     714,090          714       32,710            0       (33,424)
                                              --------     --------     --------     --------      --------

BALANCE, DECEMBER 31, 1996                     714,090          714       32,710            0       (33,424)

      Contribution to capital -
         expenses - 1997                             0            0        3,600            0             0
      Net loss for the year ended
         December 31, 1997                           0            0            0            0        (3,600)
                                              --------     --------     --------     --------      --------
BALANCE, DECEMBER 31, 1997                     714,090     $    714     $ 36,310     $      0      $(37,024)

                 See Accompanying Notes and Accountants' Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY( CONTINUED)
             FOR THE PERIOD FROM MAY 7, 1984 (DATE OF INCEPTION) TO
                                  JUNE 30, 1999

                                                                              Paid In                           Deficit
                                                                            Capital in                        Accumulated
                                                    Common Stock            Excess of        Advances         During the
                                              -------------------------     Par Value        on Stock         Development
                                                Shares         Amount        of Stock      Subscriptions        Stage
                                              ----------     ----------     ----------      -----------      -----------
        Contribution to capital -
           expenses - 1998                             0     $        0     $    1,300      $         0      $         0
        Issuance of common stock
           for cash
           $.01 - May 29, 1998                 2,000,000          2,000         18,000                0                0
           $.01 - June 9, 1998                 9,000,000          9,000         81,000                0                0
        Issuance of common stock for
           net assets of Fenway
           Resources Ltd - $.387 -
           August 31, 1998                     7,644,067          7,644      2,950,988                0                0
        Issuance of common stock
           for cash
           $3.00 - October 29, 1998                2,128              2          6,450                0                0
           $3.00 - October 29, 1998                  670              1          2,031                0                0
        Net loss for the year
           ended December 31, 1998                     0              0              0                0         (370,360)
                                              ----------     ----------     ----------      -----------      -----------

BALANCE, DECEMBER 31, 1998                    19,360,955         19,361      3,096,079                0         (407,384)

        Issuance of common stock for cash
           $  .25 - February  4, 1999            500,000            500        124,500                0                0
           $ 3.00 - February 24, 1999              2,000              2          5,998                0                0
           $ 3.00 - March 16, 1999                 5,000              5         14,995                0                0
           $ 3.00 - March 17, 1999                 4,000              4         11,996                0                0
           $ 3.00 - March 30, 1999                 9,000              9         26,991                0                0
           $ 3.00 - April 12, 1999                 5,000              5         14,995                0                0
        Advances on stock subscriptions                0              0              0           24,221                0
        Net loss for the six months
           Ended June 30, 1999                         0              0              0                0         (266,750)
                                              ----------     ----------     ----------      -----------      -----------

BALANCE, JUNE 30, 1999                        19,885,955     $   19,886     $3,295,554      $    24,221      $  (674,134)
                                              ==========     ==========     ==========      ===========      ===========


                 See Accompanying Notes and Accountants' Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                    FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND
             FOR THE PERIOD FROM MAY 7, 1984 (DATE OF INCEPTION) TO
                                  JUNE 30, 1999

                                                                                    May 7, 1984
                                                                   Six Months        (Date of
                                                                     Ended         Inception) to
                                                                 June 30, 1999     June 30, 1999
                                                                 -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net (loss)                                                 $   (266,750)     $  (674,134)
       Adjustments to reconcile net (loss)
          to net cash (used) by operating activities
             Depreciation                                                  804             1,391
             Contributions to capital and stock issued for
                expenses and services                                        0             9,000
       Increases (decreases) in:
          Cash-held in lawyer's trust account                                0           118,578
          Interest receivable                                           (2,800)           (4,667)
          Accounts receivable and prepaid expenses                         661             3,105
          Accounts payable                                              23,545            87,530
          Accrued liabilities                                            6,286            13,001
                                                                  ------------      ------------

          NET CASH (USED) BY OPERATING
             ACTIVITIES                                               (238,254)         (446,196)
                                                                  ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Investment in Palcan Mining and Cement Corporations              22,853              (705)
                                                                  ------------      ------------

          NET CASH PROVIDED (USED) BY INVESTING
             ACTIVITIES                                                 22,853              (705)
                                                                  ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from issuance of common stock                          200,000           386,925
       Proceeds from issuance of short term notes                        5,532            37,790
       Advances on stock subscriptions                                     321            24,221
                                                                  ------------      ------------

          NET CASH PROVIDED BY FINANCING
             ACTIVITIES                                                205,853           448,936
                                                                  ------------      ------------

NET INCREASE (DECREASE) IN CASH                                         (9,548)            2,035

CASH AT BEGINNING OF PERIOD                                             11,583                 0
                                                                  ------------      ------------

CASH AT END OF PERIOD                                             $      2,035      $      2,035
                                                                  ============      ============

                 See Accompanying Notes and Accountants' Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                   FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND
             FOR THE PERIOD FROM MAY 7, 1984 (DATE OF INCEPTION) TO
                                  JUNE 30, 1999

                                                                                               May 7, 1984
                                                                      Six Months                (Date of
                                                                        Ended                 Inception) to
                                                                     June 30, 1999            June 30, 1999
                                                                     -------------            -------------
SCHEDULE OF NON CASH INVESTING AND
   FINANCING ACTIVITIES

       Issuance of 400,000 shares of common stock for mineral
          lease (unknown value) and expenses - 1984                                           $       3,000
                                                                                              -------------

       Issuance of 9,000 shares of common stock for
          services - 1985                                                                     $       2,400
                                                                                              -------------

       Contribution to capital - expenses - 1997                                              $       3,600
                                                                                              -------------

       Contribution to capital - expenses - 1998                                              $       1,300
                                                                                              -------------

       Issuance of 7,644,067 shares of stock - August 31, 1998                                $   2,918,215
                                                                                              -------------

SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION

       Interest paid                                                 $           0            $           0
                                                                     =============            =============

       Taxes paid                                                    $           0            $           0
                                                                     =============            =============

                 See Accompanying Notes and Accountants' Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999


NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

          Organization and Nature of Business

          The Company was incorporated under the laws of the State of Nevada on May 7, 1984 for the primary purpose of developing mineral properties. During 1985, the Company abandoned its remaining assets and settled its liabilities and was inactive until 1998. In 1998, the Company became active again by acquiring mineral properties in the Republic of the Philippines.

          Name Change

          On September 2, 1998, the Company changed its name from Nevada-Utah Gold, Inc. to Fenway International Inc.

          Authorized Common Stock

          On May 7, 1984, the Company was incorporated with authorized common stock of 25,000 shares with a par value of $1.00. On July 10, 1997, the authorized common stock was increased to 100,000,000 shares with a change in par value to $0.001.

          On July 26, 1997, the Company completed a forward stock split of its outstanding common stock of one share for thirty shares. The financial statements have been prepared showing after stock split shares with a par value of $0.001 from its inception.

          Accounting Estimates

          Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were used.

          Cash Equivalents

          For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of six months or less to be cash equivalents.


                See Accompanying Notes and Accountants' Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999


NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)

          Income Taxes

          Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in FASB Statement No. 109, Accounting for Income Taxes. As changes in tax laws or rate are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

          Compensated Absences

          Employees of the corporation are entitled to paid vacations, sick days and other time off depending on job classification, length of service and other factors. It is impractical to estimate the amount of compensation for future absences, and accordingly, no liability has been recorded in the accompanying financial statements. The corporation's policy is to recognize the costs of compensated absences when paid to employees.

          Net Loss Per Share

          The company adopted Statement of Financial Accounting Standards No. 128 that requires the reporting of both basic and diluted earnings per share. Basic earnings per share is computed by dividing net income available to common shareowners by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

          Disclosure About Fair Value of Financial Instruments

          The company has financial instruments, none of which are held for trading purposes. The company estimates that the fair value of all financial instruments at June 30, 1999 as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the company using available market information and appropriate valuation methodologies. Considerable judgement is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the company could realize in a current market exchange.

                See Accompanying Notes and Accountants' Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999


NOTE 2    DEVELOPMENT STAGE OPERATIONS

          As of June 30, 1999, the Company was in the development stage of operations. According to the Financial Accounting Standards Board of the Financial Accounting Foundation, a development stage Company is defined as a company that devotes most of its activities to establishing a new business activity. In addition, planned principle activities have not commenced, or have commenced and have not yet produced significant revenue.

          FAS-7 requires that all development costs be expensed during the development period. The Company expensed $266,750 of development costs for the six months ended June 30, 1999 and $674,134 from May 7, 1984 (date of inception) to June 30, 1999.


NOTE 3    INVESTMENT IN PALCAN MINING AND CEMENT CORPORATIONS

          Palcan Mining Corporation

          A.   Incorporation

               Palcan Mining Corporation was incorporated in the Republic of the Philippines on August 13, 1998 under Republic of the Philippines Sec Reg No. A199811014. The term for which the corporation is to exist is fifty years from and after the date of issuance of the certificate of incorporation.

          B.   Incorporators and directors

               Names and nationalities of the incorporators and directors are as follows:

                                    Name                            Nationality
                    ------------------------------                  -----------
                    Rene E. Cristobal                                Filipino
                    Carlos A. Fernandez                              Filipino
                    Dativa C. Dimaano-Sangalang                      Filipino
                    Arthur Leonard Taylor                            Canadian
                    Herbert John Wilson                              Canadian

          C.   Authorized capital

               The authorized capital stock of the corporation is one million pesos in lawful money of the Republic of the Philippines, divided into one thousand shares with the par value of one thousand pesos per share.


                See Accompanying Notes and Accountants' Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999


NOTE 3    INVESTMENT IN PALCAN MINING AND CEMENT CORPORATIONS (CONTINUED)

          D.   Subscribers and issued capital

               25% of the authorized capital stock has been subscribed and at least 25% of the total subscription has been paid as follows:

                                                 Number of
                                                  Shares                Amount               Amount
                  Name                          Subscribed            Subscribed              Paid
         -----------------------           --------------------   ------------------    ---------------
         Rene E. Cristobal                                  200   p          200,000    p        50,000
         Carlos A. Fernandez                                150              150,000             37,500
         Dativa C. Dimaano-
            Sangalang                                       250              250,000             62,500
         Arthur Leonard Taylor                                1                1,000              1,000
         Herbert John Wilson                                  1                1,000              1,000
         Fenway Resources Ltd.                              398              398,000            398,000
                                           --------------------   ------------------    ---------------
                                                          1,000   p        1,000,000    p       550,000
                                           ====================   ==================    ===============

          E. The primary purpose of this corporation is to hold the mineral claims of Central Palawan Mining and Ind. Corp. ("CPMIC"),
               Palawan Star Mining Ventures, Inc. ("PSMVI") and Pyramid Hill Mining & Ind. Corp. ("PHMIC"), their respective MPSA's, ECC's and quarry shale and limestone and any other commercial minerals found on the property and to buy, sell, on whole basis only, exchange or otherwise produce and deal in all kinds of minerals and in their products and by-products of every kind and description and by whatsoever process; to purchase, lease, option, locate or otherwise acquire, own, exchange, sell, assign or contract out the property and the operation of the property, or otherwise dispose of, pledge, mortgage, deed in trust, hypothecate and deal in mining claims, land related to production from the mining claims, timber lands, water, and water rights and other property, both real and personal.

          Palcan Cement Corporation

          A. Palcan Cement Corporation was incorporated in the Republic of the Philippines on August 12, 1998 under Philippines Sec Reg No. A199811013. The Company has a fiscal year end of December 31.

                See Accompanying Notes and Accountants' Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999


NOTE 3    INVESTMENT IN PALCAN MINING AND CEMENT CORPORATIONS (CONTINUED)

          B.   Incorporators and directors

               Names and nationalities of the incorporators and directors are as follows:

                                 Name                        Nationality
                    ----------------------------             -----------
                    Rene E. Cristobal                         Filipino
                    Carlos A. Fernandez                       Filipino
                    Dativa C. Dimaano-Sangalang               Filipino
                    Arthur Leonard Taylor                     Canadian
                    Herbert John Wilson                       Canadian

          C.   Authorized capital

               The authorized capital stock of the corporation is five million pesos in lawful money of the Republic of the Philippines, divided into five thousand shares with the par value of one thousand pesos per share.

          D.   Subscribers and issued capital

               The subscribers to the capital stock and the amounts paid-in to their subscriptions are as follows:

                                                     Number of
                                                      Shares               Amount             Amount
                          Name                      Subscribed           Subscribed            Paid
          ------------------------------      -------------------   ------------------  -----------------
          Rene E. Cristobal                                    170    p         170,000  p          42,500
          Carlos A. Fernandez                                  150              150,000             37,500
          Dativa C. Dimaano-
             Sangalang                                         180              180,000             45,000
          Laurie G. Maranda                                      1                1,000              1,000
          Robert George Muscroft                                 1                1,000              1,000
          Arthur Leonard Taylor                                  1                1,000              1,000
          Herbert John Wilson                                    1                1,000              1,000
          Fenway Resources Ltd.                              4,496            4,496,000          4,496,000
                                               -------------------   ------------------  -----------------
                                                             5,000   p        5,000,000  p       4,625,000
                                               ===================   ==================  =================

          E.   Foreign Investments Act of 1991

               The Company has applied to do business under the Foreign Investments Act of 1991, as amended by RA8179, with 90% foreign equity, with the intention to operate an export enterprise with the primary purpose of cement manufacturing.


                See Accompanying Notes and Accountants' Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999


NOTE 4    INVESTMENT IN THE REPUBLIC OF PHILIPPINES - CONSORTIUM AGREEMENT

          Consortium Agreement

          By letter amendment agreement dated April 30, 1997, all prior agreements between Fenway and Central Palawan Mining and Industrial Corporation ("CPMIC"), Palawan Star Mining Ventures Inc. ("Palawan Star") and Pyramid Hill Mining and Industrial Corp. ("Pyramid Hill"), were amended in accordance with the terms and amendments below:

          A.   Reference and Interpretation

               CPMIC, Palawan Star and Pyramid Hill shall be collectively referred to as the "Consortium".

          B.   Joint Venture Mining Company ("JVMC")

               I.   A Joint Venture Mining Company shall be established.

               II. Neither the Consortium nor each member of the Consortium shall have any equity interest in the JVMC and each member assigns and waives all right to own and subscribe to the shares of the JVMC.

               III. 10%  of net  profits  of  the  JVMC  shall  be  paid  to the
                    Consortium as consideration for the transfer of their respective interests in each of the properties, including the mining claims, the MPSA and the ECC.

               IV. Royalty payments applicable to raw material quarried or mined from property belonging individually to CPMIC, Palawan Star and Pyramid Hill will be waived and surrendered by each member of the Consortium in favor of the Consortium.

               V. The properties, consisting of mining claims, the MPSA, and the ECC and all rights, title and interest thereto shall be transferred by each member of the Consortium to the JVMC.



                See Accompanying Notes and Accountants' Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999


NOTE 4 INVESTMENT IN THE REPUBLIC OF PHILIPPINES - CONSORTIUM AGREEMENT (CONTINUED)

          C.   Advances in Relation to the Joint Venture Mining Company

               I. In consideration of the amendments in the letter amendment agreement, Fenway shall, upon signing, pay the Consortium US$100,000 as an advance maintenance payment which shall be deducted from the royalties payable to the Consortium.

               II. JVMC is to advance US$100,000 to each member of the Consortium per year payable prorata in quarterly payments as advance royalty payments to be deducted from the royalties of $0.35 per ton of raw material used in the manufacture of cement from the properties. Advance royalty payments shall cease upon commencement of commercial production of any one of the properties of the Consortium.

          D.   Joint Venture Cement Manufacturing Company ("JVCC")

               A joint venture cement  manufacturing  company will be formed for
               the   development   of  the  Palawan   Cement   Project  for  the
               manufacturing of cement and related cement products.

          E.   Interest in Net Profit of JVCC

               10% interest in the net profit of the JVCC are to go to the Consortium out of the interest of Fenway in the JVCC.

          F.   Conditions Precedent to this Agreement

               Receipt of an Environmental Compliance Certificate ("ECC") and a Mineral Production Sharing Agreement ("MPSA") shall be conditions precedent to the establishment of JVMC and JVCC, and accordingly the production funding deadline of June 30, 1997 will be extended and the right to purchase 10% of Fenway's interest is waived.


                See Accompanying Notes and Accountants' Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999


NOTE 4 INVESTMENT IN THE REPUBLIC OF PHILIPPINES - CONSORTIUM AGREEMENT (CONTINUED)

          G.   Share Options and Warrants

               I. The Consortium members will have options to purchase Fenway shares, subject to regulatory approvals, as follows:

                 CPMIC                    PALAWAN STAR             PYRAMID HILL
      ---------------------------     ----------------------    ----------------

      Nine hundred Thousand Shares    1 million shares          4 million shares
      @ CAN $2.00/sh                  @ CAN $4.00/sh            @ CAN $2.00/sh
      With 1:1 warrant                1 million  shares
      @ CAN  $3.00/sh                 @ CAN  $5.00/sh
      exercisable at any time         exercisable at any time

               II. The common conditions governing both Stock Options and Warrants in G(I), above, are as follows:

                    a. The timing of the release of the shares is subject to the release of the senior financing or funding.

                    b.   They  are   exercisable   only  upon   receipt  of  the
                         Production Funds.

                    c. The terms and payment are to be determined in a separate agreement to be entered into between and among Fenway and the individual members of the Consortium.

               III. Subject  to  the   approval  by  the   relevant   Securities
                    Regulatory Authorities, it is expressly understood that the stock options and warrants referred to above may not be exercised by the Consortium until such time as Fenway has received the Acceptable Funding Commitment, provided however, that Fenway may issue at any time all or a portion of the warrants and Consortium may exercise at any time the warrants in the event the issued and outstanding share capital of Fenway is increased in order to facilitate and/or meet the financing requirements to undertake the Palawan Cement Project.


                See Accompanying Notes and Accountants' Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999


NOTE 5 INVESTMENT IN THE REPUBLIC OF PHILIPPINES - OPTION AGREEMENT - NEGOR RR CEMENT PROJECT

          On July 16, 1998, the Company entered into an option agreement with Negor RR Cement Corporation, a Philippine corporation, for the purpose of forming and operating a mining and cement manufacturing company.

          The following are the details of the option agreement:

          A. For a period of four (4) years following the date of acceptance by the Company of a commercial feasibility study and report for the Project, which study and report are sufficient to enable the Company to obtain any and all funds necessary or appropriate to finance the development and operation of the Project, that number of shares of the Company's $.001 par value common stock equal to the lesser of (a) two million (2,000,000) such shares, or (b) equal to ten percent (10%) of the then issued and outstanding shares of that common stock, at a purchase price of Five United States Dollars ($5.00) per share.

          B. The Manufacturing Company shall prepare, sign and deliver to Negor any and all documents and other instruments necessary or appropriate to vest in Negor a free, carried ownership interest in the manufacturing Company equal to ten percent (10%). As a result of such ownership interest, Negor shall be entitled to have allocated to it ten percent (10%) of the net profits, losses and credits of the manufacturing company.

          C. The Manufacturing Company shall prepare, sign and deliver, to the Company any and all documents and other instruments necessary or appropriate to vest in the Company an ownership interest in the manufacturing Company equal to ninety percent (90%). As a result of such ownership interest, the Company shall be entitled to have allocated to it ninety percent (90%) of the net profits, losses and credits of the manufacturing company.

          D. The Mining Company shall prepare, sign and deliver to Negor any and all documents and other instruments necessary or appropriate to vest in Negor an ownership interest in the mining Company equal to forty percent (40%). As a result of such ownership interest, Negor shall be entitled to have allocated to it forty percent (40%) of the net profits, losses and credits of the mining company.

          E. The Mining Company shall prepare, sign and deliver to the Company any and all documents and other instruments necessary or appropriate to vest in the Company an ownership interest in the mining company equal to forty percent (40%). As a result


                See Accompanying Notes and Accountants' Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999


NOTE 5 INVESTMENT IN THE REPUBLIC OF PHILIPPINES - OPTION AGREEMENT - NEGOR RR CEMENT PROJECT (CONTINUED)

               of such ownership interest, the Company shall be entitled to have allocated to it forty percent (40%) of the net profits, losses and credits of the mining company.

          F. The Mining Company shall prepare, sign and deliver to one or more third party investors any and all documents and other instruments necessary or appropriate to vest collectively in those third party investors an ownership interest in the mining company equal to twenty percent (20%). As a result of such ownership interest, those third party investors shall be entitled to have allocated to it twenty percent (20%) of the net profits, losses and credits of the mining company.

          G.   Payment obligations
               $50,000 at date of signing of the agreement
               $50,000 no later than September 30, 1998
               (Both payments were made)

               At such time as all feasibility studies and similar studies and reports are completed which are necessary or appropriate for the construction and operation of the manufacturing facilities and which will be required prior to the receipt of the funds required to finance construction of the manufacturing facilities, which funds may be contributions to capital and proceeds from one or more borrowing transactions, or either of them, the manufacturing company shall pay to Negor One Million United States Dollars ($1,000,000.00). In connection with any and all such borrowing transactions, the acquired claims may be utilized as collateral or otherwise be pledged to enhance the credit of the borrower.

NOTE 6    LOAN RECEIVABLE

          The Company loaned $80,000 to Central Palawan Mining & Industrial Corp., Palawan Star Mining Ventures Inc. and Pyramid Hill Mining & Industrial Corp. on September 6, 1995. This loan bears interest at 7% per annum from date of signing until repaid in full.

NOTE 7    PROPERTY AND EQUIPMENT

          Property and equipment are stated at cost. Major renewals and improvements are charged to the asset accounts while replacements, maintenance and repairs, which do not improve or extend the lives of respective assets, are expensed. At the time property and equipment are


                See Accompanying Notes and Accountants' Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999


NOTE 7    PROPERTY AND EQUIPMENT (CONTINUED)

          retired or otherwise disposed of, the assets and related depreciation accounts are relieved of the applicable amounts. Gains or losses from retirements or sales are credited or charged to income.

          The Company depreciates its property and equipment for financial reporting purposes using the accelerated methods based upon an estimated useful life of five years.

          The components of the property and equipment are as follows:

               Office equipment                           $ 6,189
               Computers                                    5,360
                                                          -------

                   Total cost                              11,549

               Less accumulated depreciation                5,954
                                                          -------
                   Total property and equipment           $ 5,595
                                                          =======

          Depreciation expense for the six months ended June 30, 1999 amounted to $804.

NOTE 8    DEFERRED TAX ASSETS

          Deferred tax assets arise from the net operating loss carryforwards.

               Total deferred tax asset                  $229,000
               Less valuation allowance                   229,000
                                                         --------

                    Net deferred tax asset               $      0
                                                         ========

NOTE 9    NET OPERATING LOSS CARRYFORWARD

          The Company has the following net operating loss carryforwards:

             Tax Year                  Amount             Expiration date
         -----------------         ---------------       -----------------

         December 31, 1984         $        5,296        December 31, 1999
         December 31, 1985                 28,128        December 31, 2000
         December 31, 1987                  3,600        December 31, 2001
         December 31, 1998                370,360        December 31, 2018
                                   --------------
                                   $      407,384
                                   ==============


                See Accompanying Notes and Accountants' Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999


NOTE 10   SHORT TERM NOTES PAYABLE

          The Company has two short term loans as follows:

              A.  Unsecured, 12% note dated June 3, 1998 for
                  $150,000 Canadian dollars.  There is no due
                  date on the note.                                   $ 100,005

              B.  Unsecured, no interest note dated September 28,
                  1998 for $50,000 Canadian dollars.  There is no
                  due date on the note.                                  33,335
                                                                      ---------
                                                                      $ 133,340
                                                                      =========

NOTE 11   STOCK OPTIONS AND WARRANTS OUTSTANDING

          A. The Company has stock options outstanding at June 30, 1999 as follows:

                                  Number of         Exercise         Expiration
   Name of Optionee                Shares            Price              Date
----------------------          ------------        --------        ------------
Milton M. Schlesinger                200,000        US $3.00        July 4, 2004
Steven Sobolewski                    250,000        US $3.00        July 4, 2004
H. John Wilson                       500,000        US $3.00        July 4, 2004
A. Leonard Taylor                    500,000        US $3.00        July 4, 2004
Laurie G. Maranda                    300,000        US $3.00        July 4, 2004
R. George Muscroft                   300,000        US $3.00        July 4, 2004
Willi Magill                         200,000        US $3.00        July 4, 2004
Detty Sangalang                      200,000        US $3.00        July 4, 2004
Rene E. Cristobal                    200,000        US $3.00        July 4, 2004
Carlos Fernandez                     200,000        US $3.00        July 4, 2004
Robert Shoofey                       180,000        US $3.00        July 4, 2004
Daniel Maarsman                      195,000        US $3.00        July 4, 2004
Edward Cardozo                       200,000        US $3.00        July 4, 2004
                                ------------        --------        ------------
                                   3,425,000
                                ============


                See Accompanying Notes and Accountants' Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999


NOTE 11   STOCK OPTIONS AND WARRANTS OUTSTANDING (CONTINUED)

          A summary of the options is as follows:

               Balance at January 1, 1999              3,450,000
               Options issued                            300,000
               Options exercised                         (25,000)
               Options canceled                         (300,000)
                                                      ----------

                      Balance at June 30, 1999         3,425,000
                                                      ==========

          In addition there are options outstanding applicable to investment in Projects in Palawan, Philippine.

          B.   Warrants outstanding as of June 30, 1999.

  45,750    Shares at a price of  Canadian  $5.50 per share if  exercised on or before  December 5, 1999
  25,250    Shares at a price of Canadian  $5.50 per share if  exercised on or before  February 25, 2000
  28,901 Shares at a price of Canadian $5.50 per share if exercised on or before May 29, 2000
  25,000    Shares at a price of Canadian $5.50 per share if exercised on or before June 2, 2000
  27,000    Shares at a price of Canadian $5.50 per share if exercised on or before June 6, 2000
   2,128 Shares at a price of United States $4.00 per share if exercised on or before October 29, 2000
     670 Shares at a price of United States $4.00 per share if exercised on or before October 29, 2000
--------
 154,699
========

NOTE 12   CONSULTING AGREEMENT WITH RELATED PARTIES

          The Company assumed two consulting agreements with former directors of Fenway Resources Ltd as follows:

               R. George Muscroft - $5,000 Canadian dollars payable quarterly Laurie Maranda - $5,000 Canadian dollars payable quarterly


                See Accompanying Notes and Accountants' Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999


NOTE 13   OPERATING LEASES

               The Company is leasing office facilities in Vancouver, British Columbia, Canada and Manila, Philippines as follows:

               Vancouver
                    5 year lease expiring February 28, 2001 Monthly rental of $308 plus occupancy costs
               Manila
                    5 year lease expiring April 30, 2002 Monthly rental of $1,754 plus occupancy costs

               Future minimum lease payments are as follows:

                             June 30, 2000           $          24,744
                             June 30, 2001                      24,744
                             June 30, 2002                      20,148
                                                     -----------------
                                                     $          69,636
                                                     =================

               Rent expense for the six months ended June 30, 1999 was $19,434.

NOTE 14   CONTINGENCIES

               In 1998, the Company purchased all of the assets of Fenway Resources Ltd. Fenway Resources Ltd. had a number of employment contracts with corporation officers. As of the date of this report, it is not known if the employment contracts with be transferred to and honored by Fenway International Inc.

NOTE 15   SUBSEQUENT EVENT

               In July 1999, the Company received $195,000 from a private placement of 65,000 units of common stock at $3.00 per share. Each unit is comprised of one common share of stock plus one warrant entitling the purchaser to purchase one additional share of common stock at a price of United States $4.00 per share if exercised by June 2, 2000.


                See Accompanying Notes and Accountants' Report.

Item 2. Plan of Operation

THIS REPORT SPECIFIES FORWARD-LOOKING STATEMENTS OF MANAGEMENT OF THE COMPANY WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934 ("FORWARD-LOOKING STATEMENTS") INCLUDING, WITHOUT LIMITATION, FORWARD-LOOKING STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, BELIEFS, INTENTIONS AND FUTURE

STRATEGIES.   FORWARD-LOOKING   STATEMENTS  ARE  STATEMENTS  THAT  ESTIMATE  THE
HAPPENING OF FUTURE EVENTS AND ARE NOT BASED ON HISTORICAL FACTS. FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY, SUCH AS "COULD", "MAY", "WILL", "EXPECT", "SHALL", "ESTIMATE", "ANTICIPATE", "PROBABLE", "POSSIBLE", "SHOULD", "CONTINUE", "INTEND" OR SIMILAR TERMS, VARIATIONS OF THOSE TERMS OR THE NEGATIVE OF THOSE TERMS. THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THIS REPORT HAVE BEEN COMPILED BY MANAGEMENT OF THE COMPANY ON THE BASIS OF ASSUMPTIONS MADE BY MANAGEMENT AND CONSIDERED BY MANAGEMENT TO BE REASONABLE. FUTURE OPERATING RESULTS OF THE COMPANY, HOWEVER, ARE IMPOSSIBLE TO PREDICT AND NO REPRESENTATION, GUARANTY, OR WARRANTY IS TO BE INFERRED FROM THOSE FORWARD-LOOKING STATEMENTS.

THE ASSUMPTIONS USED FOR PURPOSES OF THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THIS REPORT REPRESENT ESTIMATES OF FUTURE EVENTS AND ARE SUBJECT TO UNCERTAINTY AS TO POSSIBLE CHANGES IN ECONOMIC, LEGISLATIVE, INDUSTRY, AND OTHER CIRCUMSTANCES. AS A RESULT, THE IDENTIFICATION AND INTERPRETATION OF DATA AND OTHER INFORMATION AND THEIR USE IN DEVELOPING AND SELECTING ASSUMPTIONS FROM AND AMONG REASONABLE ALTERNATIVES REQUIRE THE EXERCISE OF JUDGMENT. TO THE EXTENT THAT THE ASSUMED EVENTS DO NOT OCCUR, THE OUTCOME MAY VARY SUBSTANTIALLY FROM ANTICIPATED OR PROJECTED RESULTS, AND, ACCORDINGLY, NO OPINION IS EXPRESSED ON THE ACHIEVABILITY OF THOSE FORWARD-LOOKING STATEMENTS. IN ADDITION, THOSE FORWARD-LOOKING STATEMENTS HAVE BEEN COMPILED AS OF THE DATE OF THIS REPORT AND SHOULD BE EVALUATED WITH CONSIDERATION OF ANY CHANGES OCCURRING AFTER THE DATE OF THIS REPORT. NO ASSURANCE CAN BE GIVEN THAT ANY OF THE ASSUMPTIONS RELATING TO THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THIS REPORT ARE ACCURATE, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS.

Overview. The Company has not had revenues from operations in the last fiscal year and through the second quarter of 1999. As of June 30, 1999, the Company was in the development stage of operations, in that the Company was devoting most of its activities to establishing a new business activity, specifically, two cement processing facilities in the Philippines. The Company expensed $266,750 of development costs for the six months ended June 30, 1999, in accordance with Financial Accounting Standard No. 7 promulgated by the Financial Accounting Foundation.

The Company's total assets as specified on its Balance Sheet as of June 30, 1999 consisted of cash in the amount of $2,035, a decrease from cash resources of $11,583 at December 31, 1998. At June 30, 1999, the Company had accounts receivable in the amount of $11,573, a decrease from the $12,234 in accounts receivable at December 31, 1998. The loan receivable specified on the Company's financial statements at December 31, 1998 of $85,211 has continued to accrue interest during the six month period ended June 30, 1999 and that loan receivable was in the amount of $88,011 at June 30, 1999. At June 30, 1999, the Company further recorded advance royalty payments of $160,813; prepaid expenses of $3,633; investment in Palcan Mining and Cement Corporations of $705; investments in projects in the Republic of the Philippines of $2,685,687; ; and office equipment and computers valued by the auditor at $5,595. The Company's balance sheet specified liabilities at June 30, 1999 totalling $292,525, which consisted of accounts payable in the amount of $77,044 to third parties and $69,140 to related parties; accrued liabilities of $13,001; and short term notes payable of $133,340.

The cash and equivalents constitute the Company's present internal sources of liquidity. Because the Company is not generating any revenues at this time from its operations, the Company's only external source of liquidity is the sale of its capital stock. The Company is attempting to acquire funding for both the Palawan Project and the Negros Project from German financial institutions with assistance from Marsson Industrial Corporation, which is the Philippine affiliate of Krupp-Polysius, a German machinery manufacturing, engineering, trading and financial services company. Krupp-Polysius has agreed to help the Company arrange the export credits and the required loan guaranties for the $450 million total of loans required for both projects.

Company's Plan of Operation for Next 12 Months. The following information specifies forward-looking statements of management of the Company. Forward-looking statements are statements that estimate the happening of future events and are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology such as "may", "will", "could", "expect", "estimate", "anticipate", "probable", "possible", "should", "continue", or similar terms, variations of those terms or the negative of those terms. Actual results may differ materially from those contemplated by the forward-looking statements. Fenway International, Inc., a Nevada corporation (the "Company") is continuing to develop commercial grade cement production facilities in the Philippines.

The Company has not yet realized any revenue from operations and will not do so within the next 12 months, as revenues are dependent upon the completion of cement processing facilities which are currently under development. The Company's predecessor-in-interest, Fenway Resources, Ltd., spent more than five years obtaining the necessary licensing, permits and environmental approvals necessary to support construction of such facilities on the island of Negros Oriental (the "Negros Project") and the Company is continuing its efforts to obtain the necessary licensing, permits and environmental approvals for a proposed facility on the island of Palawan (the "Palawan Project").

The Company presently anticipates that initial construction on the Palawan Project will begin within the next 5 months, with production of cement beginning in 2002. The Palawan Project, if completed pursuant to the Company's current schedule, will be the only cement manufacturing facility on Palawan Island. The Company anticipates that the Negros Project will consist of a cement producing facility capable of producing 1.5 million tonnes per year of Portland cement with expansion capacity to 3 million tonnes per year. The Company has solicited and received bids for an exploratory drilling program, pursuant to which the Company hopes to confirm the extent of limestone reserves on Negor Corporation's Negros Oriental Province mineral claims in the central islands of the Philippines. On June 9, 1999, the Company announced that it had signed a contract with Roctest Machinery and Drilling Corporation to core drill 2,000 meters for test sampling of the limestone deposits at the Negros Project. The core drilling will commence as soon as the Company obtains the necessary regional work licenses and permits.

Discussions are currently in progress with several design-build groups to construct and equip the Palawan plant. The Company is negotiating with Krupps-Polysius to provide the cement plant equipment and with Bilfinger & Berger to engineer and construct the Palawan Project. These negotiations have not been concluded and there can be no assurance that either Krupps-Polysius or Bilfinger & Berger will provide equipment or services to the Company.

The Company has prepared the following schedule for completion of the Negros Project and Palawan Project which includes forward looking statements which estimate the happenings of future events. The actual occurrence of these events may differ materially from those contemplated by this schedule.

    Activity                                       Palawan           Negros
    --------                                       -------           ------

1.  Complete permit application process            01/99-10/99       06/99-02/00
    and ground testing programs

2.  Obtain financing                               10/99             10/99

3.  Complete land acquisitions for                 09/99-10/99       11/99-12/99
    plant sites; begin development
    of port site

4.  Complete engineering                           09/99-09/00       03/00-03/01

5.  Begin plant construction                       12/99             11/00

6.  Negotiate and execute                          03/00-03/01       01/01-01/02
    sales contracts

7.  Complete plant construction and begin          03/02             12/02
    cement production

The capital costs of the plants, including the construction of all facilities such as power and ports, are estimated by the Company's engineering consultants to be approximately $260 million for the Negros Project and approximately $380 million for the Palawan Project. To conform to investment guidelines promulgated by the Philippine government, 70% of those capital costs must be financed by loans, including export credits, and 30% must be financed by equity investments.

The approximately $450 million required in loans may be provided by a consortium of German banks. Krupp-Polysius, one of the world's largest corporations, anticipates supplying the cement plant equipment to both the Negros Project and the Palawan Project and has offered to assist the Company in its loan negotiations with these German banks. The Company anticipates that approximately $190 million may be received from a registered offering of the Company's common or preferred stock, probably through brokerage firms located in New York.

The Company is required to participate with local corporations in the Philippines in order to commercially exploit Philippine mineral claims and, therefore, the Company has acquired significant ownership interest in various Philippine corporations. The organizational chart attached as Exhibit 21 to this Registration Statement provides a diagram of the Company's relationships with these entities.

Commercial law in effect on Palawan Island requires the participation of local entities to exploit the island's mineral resources. Two local corporations have been created and formally registered in compliance with local commercial law and securities regulation. The Company owns approximately 40% of Palcan Mining Company ("PMC") which will be responsible for the quarry properties and the production of crushed stone, both graded and blended, for cement plant processing operations. PMC will also be responsible for payments of royalties and fees based on the volumes of quarried stone extracted for cement production. PMC was incorporated in the Republic of the Philippines on August 13, 1998, and has several common directors with the Company. Specifically, Herbert John Wilson, President of the Company, is an incorporator and director of PMC. Arthur Leonard Taylor, Chief Financial Officer, Secretary and a director of the Company, is an incorporator and director of PMC. Rene E. Cristobel and Carlos A. Fernandez, directors of the Company, are also incorporators and directors of PMC. Rene E. Cristobel and Carlos Fernandez each hold 10% or more of the issued and outstanding capital stock of PMC. The Company owns approximately 90% of a second Philippine corporation, Palcan Cement Company ("PCC"), which will own and operate the Palawan cement plant and will be responsible for the marketing and distribution of the Company's products.

The Company has also continued to assess the market acceptance for products of the proposed Palawan plant within the Philippines and in export markets. The ability to produce cement of high quality and reliable uniformity from local materials is essential to the Company's success and this ability is currently unproven.

Products. The Company is not currently producing any products or supplying any services to any third parties. When, and if, the Company develops and constructs its cement manufacturing facilities, the Company anticipates producing commercial quantities of Portland cement. Portland cement is a finely ground processed material that, when mixed with sand, gravel, water and other minerals, forms concrete. The raw materials, limestone and shale, are mined, crushed, and burned in high-temperature rotary kilns, producing a substance commonly referred to as "clinker". The resulting clinker is then finely ground with small amounts of gypsum to produce Portland cement. From the Palawan Project, the Company anticipates producing 2.5 million metric tonnes of Portland cement per year.

The products of the Company may be subject to numerous foreign government standards and regulations that are continually being amended. Although the Company will endeavor to satisfy foreign technical and regulatory standards, there can be no assurance that the products of the Company will comply with foreign government standards and regulations, or changes thereto, or that it will be cost effective for the Company to redesign its products to comply with such standards or regulations. The inability of the Company to design or redesign products to comply with foreign standards could have a material adverse effect on the Company's business, financial condition and results of operations.

Marketing and Sales. The Company anticipates that all revenues from the sale of the Company's products will be derived from customers located outside the United States. To support its overseas customers, the Company anticipates operating offices outside the continental United States. There can be no assurance that the Company will be able to manage these operations effectively or that the Company will be able to compete successfully in international markets or satisfy the service and support requirements of its customers. In addition, a significant portion of the Company's sales and operations are subject to significant risks, including tariffs and other trade barriers, difficulties in staffing and managing foreign subsidiary and branch operations, currency exchange risks and exchange controls, potentially adverse tax consequences, and the possibility of difficulty in accounts receivable collection. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business, financial condition and results of operations.

The Company anticipates that initially the Portland cement produced by the Negros and Palawan Projects will be marketed exclusively in the Philippines, with expanded capacity providing cement to foreign markets, such as Japan, South Korea, Thailand, Malaysia, Singapore, Taiwan, Vietnam and Indonesia (collectively, the "Target Countries"). Nearby Asian export markets for cement products have a current volume exceeding 90 million tonnes per year moving in trade. Entities that have previously taken most Philippine cement exports have been countries bordering the South China Sea, those close to the Malacca Straits and other countries in the South Asia Sub-Continent.

The strategy of the Company for growth is substantially dependent upon its ability to market and distribute products successfully. Other companies, including those with substantially greater financial, marketing and sales resources, compete with the Company, and have the advantage of marketing existing products with existing production and distribution facilities. There can be no assurance that the Company will be able to market and distribute products on acceptable terms, or at all. Failure of the Company to market its products successfully could have a material adverse effect on the Company's business, financial conditions or results of operations.

The Company anticipates that the construction industries in the Target Countries will experience positive growth, ranging from modest growth expected for Japan, to more significant growth anticipated in the lesser developed countries, such as Vietnam, Thailand, the Philippines and Indonesia. The location of the Palawan and the Negros Projects provides easy access to the Target Countries.

Raw Materials. For the Palawan Project, the Company has acquired mineral rights to 13,496 hectares in three contiguous claims on the west central portion of the Palawan Island near Scott Point. The claims are underlain by significant reserves of limestone and shale, the two main ingredients for the manufacture of Type I Portland cement. Chemical analysis by the Philippine Bureau of Mines and Geosciences, Technical Services Division, indicates that the site of the Palawan Project contains commercial quantities of these raw materials.

The Negor Corporation (in which the Company holds a 90% equity interest) has mineral claims on the island of Negros Oriental in the Philippines, which include significant reserves of limestone and shale suitable for the manufacture of Portland cement. Limestone mineral claims lie near the coastal towns of Guihulngan and La Libertad on the island of Negros Oriental. Geological studies suggest that the raw resources on those claims could sustain significant cement manufacturing operations. The Company has received an Environmental Compliance Certificate and has entered into the Mineral Production Sharing Agreement required by the Philippine government for all mining projects in the Philippines before mining operations can proceed.

Distribution and Transportation of the Company's Products. Distribution in the cement industry is typically conducted using agency contracts. The agent accepts product in bulk or bagged from the plant at a specified price. The agent then takes responsibility for marketing within the region(s) served; for transport and delivery to customers; and for selling to large-volume customers, retailers or intermediate wholesalers. The agent marks up the price to cover all costs of distribution. The final price to consumers at retail accommodates markups as appropriate in the distribution process. An allowance is included in the markup applied at each step as profit for product handling and sale.

The Palawan plant will adopt the customary methods typically used in the Philippines for distribution of cement products, with the following variations:

     1. As the Palawan plant will ship to markets in different countries, not one but several distribution agencies probably will be utilized.

     2. Shipments of bagged or bulk product by truck will be for the emerging market on Palawan.

     3. Most products will be shipped from the Palawan plant in bulk by sea to reach the Target Countries.

     4. Transfer of Palawan product from vessels, bulk storage, bagging (as needed)and distribution by truck will occur within regional markets in the Target Countries.

     5. Intra-regional transportation to customers will be minimized by the locations of regional facilities for the receipt and handling of Palawan plant products.

Costs of the first water crossing from Palawan to Philippine markets will be less than typical costs associated with the transport of equivalent tonnage in bulk by truck from competing plants. Overall, the Company believes that the costs of product distribution to Philippine regional markets from the new plant in Palawan pursuant to agency contracts will be equivalent to similar costs for competing plants serving the same markets. If necessary to assure entry to Philippine regional markets, all or part of the costs of the initial water crossing can be absorbed at the Palawan plant by adjusting the price for product placed to agents for distribution. Given the cost advantages of marine transport, this will not be necessary as a general condition, but can be done where and as needed in special situations.

The Palawan plant is ideally located for export of cement products to regional markets in the Target Countries. Export sales will be developed and sustained from the Palawan plant, as a means of broadening market presence, preserving high utilization of plant assets and pursuing the best combination of available customer relationships and opportunities for product sales and profits. Direct relationships with large-volume customers and distribution relationships with importers will be established in receptive countries, to assure that export options remain available for the Palawan plant at all times.

The Company believes that it can provide its products to markets in the Target Countries, subject to import barriers. Overt barriers have not been present in the countries where Philippine cement has been accepted in the past, and import duties in these and other locations continue to decline. Additional liberalization of trade in East and South Asia may expand opportunities for general acceptance of products from the Palawan plant. If necessary in particular situations, entry may be eased by adjusting prices to absorb some of the costs of marine transport and import costs. Although not necessary as a general condition, some absorption of transport costs has been assumed to apply, for purposes of project valuation, to all products shipped from Palawan.

Employees. The Company currently has eight full-time employees, three of whom are salaried. Management of the Company anticipates using consultants for business, accounting, engineering, and legal services on an as-needed basis. Management has senior company experience in mine management, mineral processing, engineering, construction, administration, and marketing. All members of management have held senior positions in international companies or organizations.

Employment Agreement. Employment agreements with H. John Wilson and A. Leonard Taylor obligate the Company to pay those parties significant monthly payments far in excess of the Company's present ability to pay. Mr. Wilson's employment agreement requires the payment of $33,000 each month by the Company to Mr. Wilson. Because this is far in excess of the Company's present ability to pay, Mr. Wilson has agreed to accept payments of $3,250 per month until such time as the Company's Board of Directors deems it appropriate to pay Mr. Wilson the full amount of the compensation and benefits required pursuant to that employment agreement. A true and correct copy of Mr. Wilson's employment agreement has been previously filed as Exhibit 10.3 to Amendment No. 1 to the Company's Registration Statement on Form 10-SB on August 13, 1999.

Mr. Taylor's employment agreement requires the payment of $25,000 each month by the Company to Mr. Taylor. Because this is far in excess of the Company's present ability to pay, Mr. Taylor has agreed to accept payments of $2,600 per month until such time as the Company's Board of Directors deems it appropriate to pay Mr. Taylor the full amount of the compensation and benefits required pursuant to that employment agreement. A full and correct copy of Mr. Taylor's employment agreement has been previously filed as Exhibit 10.4 to Amendment No. 1 to the Company's Registration Statement on Form 10-SB on August 13, 1999.

Employment agreements with R. George Muscroft and Laurie Maranda obligate the Company to payments in excess of $16,000 by the Company each month to each individual. As in the case of Mr. Wilson and Mr. Taylor, Mr. Muscroft has agreed to accept payments of $3,250 each month and Mr. Maranda has agreed to accept payments of $3,250 each month until such time as the Company's Board of Directors deems it appropriate to pay Mr. Muscroft and Mr. Maranda the full amount of the compensation and benefits required pursuant to those employment agreements. A true and correct copy of Mr. Muscroft's employment agreement has been previously filed as Exhibit 10.5 to Amendment No. 1 to the Company's Registration Statement on Form 10-SB on August 13, 1999. A true and correct copy of Mr. Muscroft's employment agreement has been previously filed as
Exhibit 10.5 to Amendment No. 1 to the Company's Registration Statement on Form 10- SB on August 13, 1999.

Competition. As a result of the lack of product differentiation and the commodity nature of cement, the cement industry is quite competitive.
Competition is based generally on price and, to a lesser extent, quality and service. The Company may compete with national, international and regional cement producers in its target markets. Many of the Company's competitors are larger and have significantly greater resources than the Company. The prices that the Company charges its customers probably won't be materially different from the prices charged by other cement producers in the same markets. Accordingly, profitability in the cement industry is generally dependent on the level of cement demand and on a cement producer's ability to contain operating costs. Prices are subject to material changes in response to relatively minor fluctuations in supply and demand, general economic conditions and other market conditions beyond the Company's control. There can be no assurance that prices will not decline in the future or that such declines will not have a material adverse effect on the Company's financial condition or results of operations.

The Company's anticipated cost per tonne of production will be directly related to the number of tonnes of cement manufactured; and decreases in production will increase the Company's fixed cost per tonne. Equipment utilization percentages can vary from year to year based upon demand for the Company's products or as a result of equipment failure. Much of the Company's anticipated manufacturing equipment requires significant time to replace and is very costly to replace or repair. Although the Company will attempt to maintain sufficient spare parts to avoid long periods of shutdown in the event of equipment failure, there can be no assurance such shutdowns can be avoided.

Compliance with Environmental Laws. The proposed site for the Palawan Project is near the ancestral lands of a Filipino indigenous people. These lands may contain a portion of the Company's mineral claims. The risk of accidental contamination or injury to indigenous peoples from hazardous materials cannot be completely eliminated. In the event of such an accident, the Company, or any successor-in-interest, could be held liable for any damages that result and any such liability could exceed the financial resources of the Company. In addition, there can be no assurance that in the future the Company will not be required to incur significant costs to comply with environmental laws and regulations relating to hazardous materials. There can be no assurance that the Company will not be required to incur significant costs to comply with current or future environmental laws and regulations nor that the operations, business or assets of the Company will not be materially or adversely affected by current or future environmental laws or regulations; provided, however, that the Company has retained SNC Lavalin, a Canadian firm, and GAIA, Inc., a Philippine firm, to prepare and file the requisite environmental impact statements necessary for the Company to receive its Environmental Compliance Certificate for the Palawan Project (an Environmental Compliance Certificate has already been issued for the Negros Project).

The Company's management believes that both the Palawan Project and the Negros Project can operate cleanly and without significant pollution in an environmentally safe manner. However, certain environmental consequences associated with mining are unavoidable. The primary environmental damage from the mineral industry occurs during the extraction of raw materials, which requires large amounts of water and energy. The Company believes that with the utilization of modern technology and careful planning it can significantly reduce the environmental impact of the manufacturing of cement. As the Company is not presently manufacturing any products, management of the Company believes the Company will not have any significant material expenditures in the next fiscal year related to the cost of compliance with applicable environmental laws, rules and regulations. However, at some time in the future, the Company's operations may involve the controlled use of hazardous materials. As a result, the Company may be subject to various laws and regulations governing the use, manufacture, storage, handling, and disposal of such materials and certain waste products. The Company cannot presently estimate the potential costs of complying with the applicable foreign environmental laws.

Cash Resources For Next 12 Months. As specified above, the Company believes its current cash resources are not sufficient to complete the Company's planned development and construction over the next 12 months and, therefore, the Company will be required to raise significant additional funds, or arrange for additional financing, over the next 12 months to adhere to its construction and development schedule, which contemplates total expenditures of approximately $710 million in the next three years. Such additional cash may be received from additional public or private financings, as well as borrowings and other resources. The Company's only known sources of capital are the proceeds from this Offering, as the Company does not anticipate receiving cash from revenues during the next 12 months. If adequate additional cash is not available, the Company may be required to curtail operations significantly or to obtain funds by entering into arrangements with collaborative partners or others that may require the Company to relinquish mineral or other claims that the Company would not otherwise relinquish. No assurance can be given, however, that the Company will have access to additional cash in the future, or that funds will be available on acceptable terms to satisfy the cash requirements of the Company to implement its business strategies. The inability of the Company to access cash or obtain acceptable financing would have a significant material adverse effect on the results of operations and financial condition of the Company.

Year 2000 Compliance. The Year 2000 (commonly referred to as "Y2K") issue results from the fact that many computer programs were written using two, rather than four, digits to identify the applicable year. As a result, computer programs with time-sensitive software may recognize a two digit code for any year in the next century as related to this century. For example, "00", entered in a date-field for the year 2000, may be interpreted as the year 1900, resulting in system failures or miscalculations and disruptions of operations, including, among other things, a temporary inability to process transactions or engage in other normal business activities.

To improve operating performance, the Company has undertaken a number of significant systems initiatives, including a comprehensive review of the hardware, software and communication systems owned by or supplied to the Company. These have been analyzed by reviewing all relevant product and service manuals, contacting vendors, and on-line research of relevant vendor websites. The Company believes that all of its computer systems are Year 2000 compliant. The Company (i) has completed an assessment of each of its operations and their Year 2000 readiness, (ii) has determined that appropriate actions have been and are being taken, and (iii) believes that it has completed its overall Year 2000 remediation prior to any anticipated impact on its operations. The Company has determined that the Year 2000 issue will not cause significant operational problems for its computer systems, and the costs of required modifications to its computer systems will not be material to the Company's financial position, cash flows or results of operations. However, although the Company believes its computer systems are compliant, the Company has been unable to determine the extent to which the Company's computer systems are vulnerable to the failure of third parties to remediate their own Year 2000 issues. There is no guarantee that the computer systems of other companies on which the Company's computer system relies or interfaces will be converted and will not have an adverse effect on the Company's computer system.

In a worst case situation, the Company's business operations could be adversely affected by the non-compliance of banks, communications providers, utilities, common carriers, the Company's customers, potential customers, suppliers, and other sources known and unknown to the Company. Widespread breakdowns in the telecommunications, banking, and computer industries would have an adverse effect on business operations globally, including the Company's operations. The ultimate impact of the Y2K issue cannot be reasonably estimated as of the date of this Registration Statement. Many Y2K problems might not be readily apparent when they first occur, but instead could imperceptibly degrade technology systems and corrupt information stored in computerized databases, in some cases before January 1, 2000.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There are no legal actions pending against the Company nor are any such legal actions contemplated.

Item 2. Changes in Securities

On or about February 4, 1999, the Company sold 500,000 shares of its $.001 par value common stock for $0.25 per share, for an aggregate total of $125,000. On or about February 24, 1999, the Company sold 2,000 shares of its $.001 par value common stock for $3.00 per share, for an aggregate total of $6,000. On or about March 16, 1999, the Company sold 5,000 shares of its $.001 par value common stock for $3.00 per share, for an aggregate total of $15,000. On or about March 17, 1999, the Company sold 4,000 shares of its $.001 par value common stock for $3.00 per share, for an aggregate total of $12,000. On or about March 30, 1999, the Company sold 9,000 shares of its $.001 par value common stock for $3.00 per share, for an aggregate total of $27,000. On or about April 12, 1999, the Company sold 9,000 shares of its $.001 par value common stock for $3.00 per share, for an aggregate total of $27,000.

The shares were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933 set forth in Section 3(b) of that act and Rule 504 of Regulation D promulgated by the Securities and Exchange Commission. The offering price for the shares was arbitrarily set by the Company and had no relationship to assets, book value, revenues or other established criteria of value. There were no commissions paid on the sale of shares.

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     Not Applicable

Item 5. Other Information

In August, 1998, the Company's former accountants, the firm of Anderson, Anderson & Strong ("Anderson") were dismissed. Anderson's reports on the financial statements for either of the past two (2) years did not contain an adverse opinion or disclaimer of opinion and the reports were not modified as to uncertainty, audit scope or accounting principals. The decision to change accountants was recommended and approved by the Board of Directors and did not result from any disagreement regarding the Company's policies or procedures. There have been no disagreements with the Company's accountants since the formation of the Company. In August, 1998, a new accountant, Moffitt & Company, PC was engaged as the principal accountant to audit the Company's financial statements.

On August 3, 1999, the Company announced the signing of a Financial Agency Agreement with First Access Financial Group, Inc., international investment bankers ("First Access"). First Access has represented to the Company that it has clients interested in providing funding to the Company's Philippine cement projects. The Financial Agency Agreement between the Company and First Access is not exclusive and the Company is currently negotiating with other parties to finance the Company's proposed commercial grade cement production facilities in the Philippines.

On August 5, 1999, the Company announced the appointment of Friedhelm Menzel as resident general manager for the Company's Philippine cement projects. Mr. Menzel was educated in Germany, specializing in the study of export marketing and linguistics. Mr. Menzel was export marketing manager for a leading German garment manufacturer from 1962 to 1967, at which time he joined the German-based multinational corporation Krupp-Polysius AG, Germany, as Far East Sales Manager. From 1968 to 1994, Mr. Menzel was employed by Krupp-Polysius in various capacities relating to the manufacture and supply of heavy industrial equipment to clients in India, the middle east and the far east by Krupp-Polysius from its various plants. From 1995 to July 1999, Mr. Menzel was General Manager of Krupp-Polysius's Philippine agent, Marsson Industrial Inc., which specialized in the development and manufacture of cement producing equipment and other heavy industrial equipment and applications.

Item 6.  Exhibits and Reports on Form 8-K

          (a) Exhibits

10.1      Option Agreement Regarding Negor RR Cement Corporation Project*

10.2 Agreement of Purchase and Sale of Assets between Fenway Resources Ltd. and Nevada/Utah Gold, Inc. dated August 10, 1998*

10.3      Employment Agreement (H. John Wilson)*

10.4      Employment Agreement (A. Leonard Taylor)*

10.5      Employment Agreement (R. George Muscroft)*

10.6      Employment Agreement (Laurie Maranda)*

10.7 Memorandum of Agreement (Dated August 29, 1996 by and between Central Palawan Mining & Industrial Corporation and Fenway Resources Ltd.)*

10.8 Memorandum of Agreement (Dated November 11, 1996 by and between Palawan Star Mining Ventures, Inc. and Fenway Resources Ltd.)*

10.9 Memorandum of Agreement (Dated November 11, 1996 by and between Pyramid Hill Mining & Industrial Corporation and Fenway Resources Ltd.)*

10.10     Amendment to MOA and other Agreements dated March 21, 1997*

21        Corporate Chart*

* Previously filed as Exhibits to Amendment No. 1 to Registration Statement on Form 10-SB on August 13, 1999.

          (b) Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the six month period ended June 30, 1999.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Vancouver, British Columbia, Canada, on August 13, 1999.

                                                    Fenway International Inc.,
                                                    a Nevada corporation

                                                    By: /s/ H. John Wilson
                                                        ------------------------
                                                    Its: President