Form 10QSB
period 1999-09-30
FENWAY INTERNATIONAL INC
filed 1999-11-19
CIK 1080951

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, for the quarter ended September 30, 1999

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

                           Yes [X]                   No [ ]

The number of shares outstanding of the issuer's only class of Common Stock, $.001 par value, was approximately 19,885,955 on September 30, 1999.

Transitional Small Business Disclosure format (check one):

                           Yes [  ]                  No [X]


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

                                TABLE OF CONTENTS

                                                                       Page No.


ACCOUNTANTS' REPORT ....................................................    1

FINANCIAL STATEMENTS

       Balance Sheet....................................................    2

       Statements of Operations.........................................    3

       Statement of Changes in Stockholders' Equity.....................  4 - 5

       Statements of Cash Flows.........................................  6 - 7

       Notes to Financial Statements.................................... 8 - 24

                               ACCOUNTANTS' REPORT




To the Board of Directors and Stockholders
Fenway International Inc.
Newport Beach, California


We have reviewed the accompanying balance sheet of Fenway International Inc. (A Development Stage Company) as of September 30, 1999, and the related statements of operations, changes in stockholders' equity and cash flows for the nine months then ended and for the period May 7, 1984 (Date of inception) to September 30, 1999, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Fenway International Inc.

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





Moffitt & Company, P.C.
Scottsdale, Arizona

November 15. 1999

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                               SEPTEMBER 30, 1999


                                     ASSETS

Cash                                                                                 $    19,234
Accounts receivable                                                                        6,785
Accounts receivable, related party                                                         6,977
Advance royalty payments                                                                 160,813
Prepaid expenses                                                                           3,633
Investment in Palcan Mining and Cement Corporations                                       10,707
Investments in projects in The Republic of the Philippines                             2,685,687
Loan receivable                                                                           89,411
G.S.T. refund                                                                              1,711
Property and equipment                                                                     5,193
                                                                                     -----------

            TOTAL ASSETS                                                             $ 2,990,151
                                                                                     ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
       Accounts payable
          Trade                                                      $    45,534
         Related parties                                                  64,667
       Accrued liabilities                                                16,041
       Short term notes payable                                          135,135
                                                                     -----------

             TOTAL LIABILITIES                                                       $   261,377

STOCKHOLDERS' EQUITY
       Common stock, par value $0.001 per share
            Authorized 100,000,000 shares
            Issued and outstanding - 19,885,955 shares                    19,959
       Paid in capital in excess of par value of stock                 3,514,702
       Deficit accumulated during development stage                     (805,887)
                                                                     -----------

            TOTAL STOCKHOLDERS' EQUITY                                                 2,728,774
                                                                                     -----------

            TOTAL LIABILITIES AND STOCKHOLDERS'
              EQUITY                                                                 $ 2,990,151
                                                                                     ===========

             See Accompanying Notes and Accountants' Review Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND
             FOR THE PERIOD FROM MAY 7, 1984 (DATE OF INCEPTION) TO
                               SEPTEMBER 30, 1999

                                                         Nine        May 7, 1984
                                                        Months        (Date of
                                                         Ended       Inception)
                                                       September    to September
                                                       30, 1999       30, 1999
                                                       ----------   ------------

REVENUE                                                $        0   $         0

DEVELOPMENT COSTS                                         398,503       805,887
                                                       ----------   -----------

NET (LOSS)                                             $ (398,503)  $  (805,887)
                                                       ==========   ===========
NET (LOSS) PER COMMON SHARE

       Basic and diluted                               $   ( 0.02)          --

AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING

       Basic and diluted                               19,901,729           --




             See Accompanying Notes and Accountants' Review Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
             FOR THE PERIOD FROM MAY 7, 1984 (DATE OF INCEPTION) TO
                               SEPTEMBER 30, 1999


                                                                                                     Paid In
                                                                                                    Capital in
                                                                    Common Stock                     Excess of
                                                                    ------------                     Par Value
                                                            Shares                Amount             of Stock
                                                            ------                ------             --------

BALANCE, MAY 7, 1984
   (DATE OF INCEPTION)                                            0              $     0              $     0

      Issuance of common stock for
         mineral lease (unknown value)
         and expenses at $.005 -
         May 7, 1984                                        600,000                  600                2,400
      Issuance of common stock for
         cash at $.267 - May 7, 1984                          8,610                    9                2,287
      Net loss for the period ended
         December 31, 1984                                        0                    0                    0
      Issuance of common stock for
         services at $.267 -
         February 3, 1985                                     9,000                    9                2,391
      Issuance of common stock for
         cash at $.267 - February 3, 1985                    96,480                   96               25,632
      Net loss for the year ended
         December 31, 1985                                        0                    0                    0
                                                            -------              -------              -------

BALANCE, DECEMBER 31, 1985                                  714,090                  714               32,710
                                                            -------              -------              -------

BALANCE, DECEMBER 31, 1996                                  714,090                  714               32,710

      Contribution to capital -
         expenses - 1997                                          0                    0                3,600
      Net loss for the year ended
         December 31, 1997                                        0                    0                    0
                                                            -------              -------              -------

BALANCE, DECEMBER 31, 1997                                  714,090              $   714              $36,310

                                                       Deficit
                                                     Accumulated
                              Advances                During the
                              On Stock               Development
                            Subscriptions               Stage
                            -------------            -----------


                            $           0            $         0




                                        0                      0

                                        0                      0

                                        0                 (5,296)


                                        0                      0

                                        0                      0

                                        0                (28,128)
                            -------------            -----------

                                        0                (33,424)
                            -------------            -----------

                                        0                (33,424)


                                        0                      0

                                        0                 (3,600)
                            -------------            -----------

                            $           0            $   (37,024)





             See Accompanying Notes and Accountants' Review Report

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY( CONTINUED)
             FOR THE PERIOD FROM MAY 7, 1984 (DATE OF INCEPTION) TO
                               SEPTEMBER 30, 1999


                                                                                           Paid In
                                                                                          Capital in
                                                                   Common Stock            Excess of
                                                                   ------------            Par Value
                                                              Shares          Amount        of Stock
                                                              ------          ------      ----------

        Contribution to capital -
           expenses - 1998                                         0      $        0      $    1,300
        Issuance of common stock
           for cash
           $.01 - May 29, 1998                             2,000,000           2,000          18,000
           $.01 - June 9, 1998                             9,000,000           9,000          81,000
        Issuance of common stock for
           net assets of Fenway
           Resources Ltd - $.387 -
           August 31, 1998                                 7,644,067           7,644       2,950,988
        Issuance of common stock
           for cash
           $3.00 - October 29, 1998                            2,128               2           6,450
           $3.00 - October 29, 1998                              670               1           2,031
        Net loss for the year
           ended December 31, 1998                                 0               0               0
                                                          ----------      ----------      ----------

BALANCE, DECEMBER 31, 1998                                19,360,955          19,361       3,096,079

        Issuance of common stock for cash
           $  .25 - February  4, 1999                        500,000             500         124,500
           $ 3.00 - February 24, 1999                          2,000               2           5,998
           $ 3.00 - March 16, 1999                             5,000               5          14,995
           $ 3.00 - March 17, 1999                             4,000               4          11,996
           $ 3.00 - March 30, 1999                             9,000               9          26,991
           $ 3.00 - April 12, 1999                             5,000               5          14,995
        Advances on stock subscriptions                            0               0               0
           $3.00 - July 2, 1999                               65,000              65         194,935
           $3.00 - September 9, 1999                           8,074               8          24,213
              (Transferred from advances on
              stock subscriptions)
        Net loss for the nine months
           ended September 30, 1999                                0               0               0
                                                          ----------      ----------      ----------

BALANCE, SEPTEMBER 30, 1999                               19,959,029      $   19,959      $3,514,702
                                                          ==========      ==========      ==========

                                                                       Deficit
                                                                    Accumulated
                                                   Advances          During the
                                                   on Stock         Development
                                                 Subscriptions         Stage
                                                 -------------      -----------


                                                 $           0      $         0


                                                             0                0
                                                             0                0


                                                             0                0


                                                             0                0
                                                             0                0

                                                             0         (370,360)
                                                 -------------       -----------

                                                             0         (407,384)


                                                             0                0
                                                             0                0
                                                             0                0
                                                             0                0
                                                             0                0
                                                             0                0
                                                        24,221                0
                                                             0                0
                                                       (24,221)               0


                                                             0         (398,503)
                                                 -------------      -----------

                                                 $           0      $  (805,887)
                                                 =============      ===========



             See Accompanying Notes and Accountants' Review Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND
             FOR THE PERIOD FROM MAY 7, 1984 (DATE OF INCEPTION) TO
                               SEPTEMBER 30, 1999

                                                                                   May 7, 1984
                                                                     Nine Months    (Date of
                                                                       Ended       Inception) to
                                                                     September      September
                                                                      30, 1999       30, 1999
                                                                     -----------   -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
       Net (loss)                                                    $  (398,503)  $    (805,887)
       Adjustments to reconcile net (loss)
          to net cash (used) by operating activities
             Depreciation                                                  1,206           1,793
             Contributions to capital and stock issued for
                expenses and services                                          0           9,000
       Increases (decreases) in:
          Cash-held in lawyer's trust account                                  0         118,578
          Interest receivable                                             (4,200)         (6,067)
          Accounts receivable and prepaid expenses                         3,738           6,182
          Accounts receivable, related party                              (6,977)         (6,977)
          Accounts payable                                               (12,438)         51,547
          Accrued liabilities                                              9,326          16,041
                                                                     -----------   -------------


          NET CASH (USED) BY OPERATING
             ACTIVITIES                                                 (407,848)       (615,790)
                                                                     -----------   -------------


CASH FLOWS FROM INVESTING ACTIVITIES:
       Investment in Palcan Mining and Cement Corporations                12,851         (10,707)
                                                                     -----------   -------------


          NET CASH PROVIDED (USED) BY INVESTING
             ACTIVITIES                                                   12,851         (10,707)
                                                                     -----------   -------------


CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from issuance of common stock                            395,000         606,146
       Proceeds from issuance of short term notes                          7,327          39,585
       Advances on stock subscriptions                                       321               0
                                                                     -----------   -------------


          NET CASH PROVIDED BY FINANCING
             ACTIVITIES                                                  402,648         645,731
                                                                     -----------   -------------

NET INCREASE (DECREASE) IN CASH                                            7,651          19,234

CASH AT BEGINNING OF PERIOD                                               11,583               0
                                                                     -----------   -------------


CASH AT END OF PERIOD                                                $    19,234   $      19,234
                                                                     ===========   =============


             See Accompanying Notes and Accountants' Review Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND
             FOR THE PERIOD FROM MAY 7, 1984 (DATE OF INCEPTION) TO
                               SEPTEMBER 30, 1999

                                                                                                           May 7, 1984
                                                                                   Nine Months              (Date of
                                                                                      Ended               Inception) to
                                                                                    September               September
                                                                                    30, 1999                30, 1999
                                                                                  ------------            -------------


SCHEDULE OF NON CASH INVESTING AND
   FINANCING ACTIVITIES

       Issuance of 400,000 shares of common stock for mineral
          lease (unknown value) and expenses - 1984                                                       $       3,000
                                                                                                          -------------

       Issuance of 9,000 shares of common stock for
          services - 1985                                                                                 $       2,400
                                                                                                          -------------

       Contribution to capital - expenses - 1997                                                          $       3,600
                                                                                                          -------------

       Contribution to capital - expenses - 1998                                                          $       1,300
                                                                                                          -------------

       Issuance of 7,644,067 shares of stock - August 31, 1998                                            $   2,918,215
                                                                                                          -------------

SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION

       Interest paid                                                             $           0            $           0
                                                                                 =============            =============

       Taxes paid                                                                $           0            $           0
                                                                                 =============            =============




             See Accompanying Notes and Accountants' Review Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999


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

       Income Taxes

       Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts


             See Accompanying Notes and Accountants' Review Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999


NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)

       Income Taxes (Continued)

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

       Disclosure About Fair Value of Financial Instruments

       The Company has financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at September 30, 1999 as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgement is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

       International Currency Translation

       For  translation  of  its  international  currencies,   the  Company  has
       determined that the local currencies of its international subsidiaries are the functional currencies.



             See Accompanying Notes and Accountants' Review Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999


NOTE 2 DEVELOPMENT STAGE OPERATIONS

       As of September 30, 1999, the Company was in the development stage of operations. According to the Financial Accounting Standards Board of the Financial Accounting Foundation, a development stage Company is defined as a company that devotes most of its activities to establishing a new business activity. In addition, planned principle activities have not commenced, or have commenced and have not yet produced significant revenue.

       FAS-7 requires that all development costs be expensed during the development period. The Company expensed $398,503 of development costs for the nine months ended September 30, 1999 and $805,887 from May 7, 1984 (date of inception) to September 30, 1999.


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

       B.     Incorporators and directors

              Names and nationalities of the incorporators and directors are as follows:

                        Name                         Nationality
              ---------------------------            -----------------
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




             See Accompanying Notes and Accountants' Review Report.

                            FENWAY INTERNATIONAL INC.
                         (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999


NOTE 3 INVESTMENT IN PALCAN MINING AND CEMENT CORPORATIONS (CONTINUED)


       D.     Subscribers and issued capital

              25% of the authorized capital stock has been subscribed and at least 25% of the total subscription has been paid as follows:

                                            Number of
                                              Shares                Amount           Amount
                      Name                  Subscribed            Subscribed          Paid
               ---------------------        ----------           -----------       ----------
               Rene E. Cristobal                   200           p   200,000       p   50,000
               Carlos A. Fernandez                 150               150,000           37,500
               Dativa C. Dimaano-
                  Sangalang                        250               250,000           62,500
               Arthur Leonard Taylor                 1                 1,000            1,000
               Herbert John Wilson                   1                 1,000            1,000
               Fenway Resources Ltd.               398               398,000          398,000
                                            ----------           -----------       ----------
                                                 1,000           p 1,000,000       p  550,000
                                            ==========           ===========       ==========

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


             See Accompanying Notes and Accountants' Review Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999


NOTE 3 INVESTMENT IN PALCAN MINING AND CEMENT CORPORATIONS (CONTINUED)

       B.     Incorporators and directors

              Names and nationalities of the incorporators and directors are as follows:

                               Name                           Nationality
              ---------------------------               -----------------
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

       D.     Subscribers and issued capital

              The subscribers to the capital stock and the amounts paid-in to their subscriptions are as follows:

                                            Number of
                                             Shares          Amount            Amount
                              Name         Subscribed      Subscribed           Paid
              ----------------------       ----------      -----------       ----------

              Rene E. Cristobal                   170      p   170,000       p   42,500
              Carlos A. Fernandez                 150          150,000           37,500
              Dativa C. Dimaano-
                 Sangalang                        180          180,000           45,000
              Laurie G. Maranda                     1            1,000            1,000
              Robert George Muscroft                1            1,000            1,000
              Arthur Leonard Taylor                 1            1,000            1,000
              Herbert John Wilson                   1            1,000            1,000
              Fenway Resources Ltd.             4,496        4,496,000        4,496,000
                                           ----------      -----------      -----------
                                                5,000      p 5,000,000      p 4,625,000
                                           ==========      ===========      ===========

       E.     Foreign Investments Act of 1991

              The Company has applied to do business under the Foreign Investments Act of 1991, as amended by RA8179, with 90% foreign equity, with the intention to operate an export enterprise with the primary purpose of cement manufacturing.



             See Accompanying Notes and Accountants' Review Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999


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




             See Accompanying Notes and Accountants' Review Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999


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



             See Accompanying Notes and Accountants' Review Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999


NOTE 4 INVESTMENT IN THE REPUBLIC OF PHILIPPINES - CONSORTIUM AGREEMENT (CONTINUED)

       G.     Share Options and Warrants

              I. The Consortium members will have options to purchase Fenway shares, subject to regulatory approvals, as follows:

                                CPMIC       PALAWAN STAR       PYRAMID HILL
              ----------------------------  ------------       ----------------
              Nine hundred Thousand Shares  1 million shares   4 million shares
              @ CDN $2.00/sh                @ CDN $4.00/sh     @ CDN $2.00/sh
              With 1:1 warrant              1million shares
              @ CDN $3.00/sh                @ CDN $5.00/sh
              exercisable at any time       exercisable at any time

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



             See Accompanying Notes and Accountants' Review Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999


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


             See Accompanying Notes and Accountants' Review Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999


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



             See Accompanying Notes and Accountants' Review Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999


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

       The components of the property and equipment are as follows:

                  Office equipment                         $      6,189
                  Computers                                       5,360
                                                           ------------

                      Total cost                                 11,549

                  Less accumulated depreciation                   6,356
                                                           ------------

                      Total property and equipment         $      5,193
                                                           ============

       Depreciation expense for the nine months ended September 30, 1999 amounted to $1,206.

NOTE 8 DEFERRED TAX ASSETS

       Deferred tax assets arise from the net operating loss carryforwards.

                  Total deferred tax asset                 $    205,000
                  Less valuation allowance                      205,000
                                                           ------------

                       Net deferred tax asset              $          0
                                                           ============

NOTE 9 NET OPERATING LOSS CARRYFORWARD

       The Company has the following net operating loss carryforwards:

                  Tax Year               Amount         Expiration date
              -----------------         --------        ---------------

              December 31, 1984         $  5,296        December 31, 1999
              December 31, 1985           28,128        December 31, 2000
              December 31, 1987            3,600        December 31, 2001
              December 31, 1998          370,360        December 31, 2018
                                        --------
                                        $407,384
                                        ========



             See Accompanying Notes and Accountants' Review Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999


NOTE 10 SHORT TERM NOTES PAYABLE

        The Company has two short term loans as follows:

                A.      Unsecured,  12% note  dated  June 3,  1998 for  $150,000
                        Canadian  dollars.  There is no due date on the note.               $ 101,351

                B.      Unsecured, no interest note dated September 28, 1998 for
                        $50,000  Canadian  dollars.  There is no due date on the
                        note.                                                                  33,784
                                                                                            ---------
                                                                                            $ 135,135
                                                                                            =========

NOTE 11 STOCK OPTIONS

        A. The Company has stock options outstanding at September 30, 1999 as follows:

                                                       Number of        Exercise       Expiration
                   Name of Optionee                    Shares           Price           Date
                 ---------------------                 ---------       ---------     ------------
                 Milton M. Schlesinger                   200,000        US $3.00     July 4, 2004
                 Steven Sobolewski                       250,000        US $3.00     July 4, 2004
                 H. John Wilson                          495,963        US $3.00     July 4, 2004
                 A. Leonard Taylor                       495,963        US $3.00     July 4, 2004
                 Laurie G. Maranda                       300,000        US $3.00     July 4, 2004
                 R. George Muscroft                      300,000        US $3.00     July 4, 2004
                 Willi Magill                            200,000        US $3.00     July 4, 2004
                 Detty Sangalang                         200,000        US $3.00     July 4, 2004
                 Rene E. Cristobal                       200,000        US $3.00     July 4, 2004
                 Carlos Fernandez                        200,000        US $3.00     July 4, 2004
                 Robert Shoofey                          180,000        US $3.00     July 4, 2004
                 Daniel Maarsman                         195,000        US $3.00     July 4, 2004
                 Edward Cardozo                          200,000        US $3.00     July 4, 2004
                 Friedhelm Menzel                        200,000        US $3.00    July 31, 2004
                 William Anderson                        200,000        US $3.00    July 31, 2004

                                                       3,816,926
                                                       =========


             See Accompanying Notes and Accountants' Review Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999


NOTE 11 STOCK OPTIONS (CONTINUED)

        At September 30, 1999 the Company had a stock-based compensation plan under which options were granted to employees and outside directors. The Company measures the compensation cost for these plans using the intrinsic value method of accounting prescribed by APB Opinion No. 25 (Accounting for Stock Issued to Employees). Given the terms of the Company's plans, no compensation cost has been recognized for its stock option plan.

        The Company's reported net income and earnings per share would have been reduced had compensation cost for the Company's stock-based compensation plan been determined using the fair value method of accounting as set forth in SFAS No. 123 (Accounting for Stock-Based Compensation). For purposes of estimating the fair value disclosures below, the fair value of each stock option has been estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%; expected volatility of 30%; risk-free interest rate 5.8%; and expected lives of five years.

        Had compensation costs for the Company's plan been determined based on the fair value at the grant date consistent with the method of FASB Statement 123, the Company's net income and earnings per share would have been as indicated below:

                                                             As Reported            Pro Forma
                                                             -----------            ---------
                Net (loss)                                   $  ( 398,503)      $   ( 398,503)

                Primary (loss) per share                     $     ( 0.02)      $      ( 0.02)

        A summary of the all options is as follows:

                Balance at January 1, 1999                      3,450,000
                Options issued                                    700,000
                Options exercised                                ( 33,074)
                Options canceled                                  300,000)
                                                             ------------

                Balance at September 30, 1999                   3,816,926
                                                             ============


             See Accompanying Notes and Accountants' Review Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999


NOTE 11 STOCK OPTIONS (CONTINUED)

        Information regarding employee stock options outstanding as of September 30, 1999 is as follows:

                                        Options Outstanding
                          --------------------------------------------------

                                                               Weighted
                                           Weighted            Average
                                            Average            Remaining
           Price                           Exercise           Contractual
           Range           Shares           Price                Life
        -----------       ---------       ----------       -----------------

        $      3.00       3,816,926       $     3.00        4 years, 9months


                             Options Exercisable
                          -------------------------

                                           Weighted
                                            Average
           Price                           Exercise
           Range           Shares            Price
        -----------       ---------       ---------

        $      3.00               0          N/A

NOTE 12 STOCK WARRANTS

        The following warrants are outstanding and applicable to investment in projects in Palawan, Philippine.

        B.      Warrants outstanding as of September 30, 1999.

                45,750 Shares at a price of Canadian $5.50 per share if exercised on or before December 5, 2000

                25,250 Shares at a price of Canadian $5.50 per share if exercised on or before February 25, 2001

                28,901 Shares at a price of Canadian $5.50 per share if exercised on or before May 29, 2001

                25,000 Shares at a price of Canadian $5.50 per share if exercised on or before June 2, 2001

                27,000 Shares at a price of Canadian $5.50 per share if exercised on or before June 6, 2001

                 2,128 Shares at a price of United States $4.00 per share if exercised on or before October 29, 2000

                   670 Shares at a price of United States $4.00 per share if exercised on orbefore October 29, 2000

                65,000 Shares at a price of United States $4.00 per share if exercised on or before June 10, 2001
                ------

               219,699
               =======



             See Accompanying Notes and Accountants' Review Report.

                          FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999


NOTE 13 CONSULTING AGREEMENT WITH RELATED PARTIES

        The Company assumed a consulting agreement with a former director of Fenway Resources Ltd. which requires quarterly payments of $5,000 (Canadian dollars).

NOTE 14 INTEREST EXPENSE

        The Company incurred $9,329 of interest expense for the nine months ended September 30, 1999.

NOTE 15 OPERATING LEASES

        The Company is leasing office facilities in Vancouver, British Columbia, Canada and Manila, Philippines as follows:

        Vancouver
             5 year lease expiring February 28, 2001
             Monthly rental of $308 plus occupancy costs
        Manila
             5 year lease expiring April 30, 2002
             Monthly rental of $1,754 plus occupancy costs

        Future minimum lease payments are as follows:

                      September 30, 2000            $     24,744
                      September 30, 2001                  24,744
                      September 30, 2002                  13,962
                                                    ------------
                                                    $     63,450
                                                    ============

        Rent expense for the nine months ended September 30, 1999 was $25,620.

NOTE 16 INVESTMENT BANKER AGREEMENT

       The corporation signed a non financial agency agreement for the future capitalization of the Company. The banker shall be entitled to receive a fee equal to a cumulative percentage of the funds raised on behalf of the corporation, plus stock warrants as authorized below, which shall be payable upon funding.

       The warrants will have a term of two years from the date of closing the transaction and are exercisable at the specified price for the first year and at one hundred and ten percent (110%) of the specified price for the second year. The warrants shall have ultimate piggy back registration rights and one time demand registration rights. The fee and the warrants are cumulative and will be calculated as follows:



             See Accompanying Notes and Accountants' Review Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999


NOTE 16 INVESTMENT BANKER AGREEMENT (CONTINUED)


                       Funds Raised           Fee              Warrants
                     ----------------      ---------         -------------

                       0 - 10,000,000          7.0 %            200,000
                      10 - 20,000,000          2.0              150,000
                      20 - 40,000,000          1.5              100,000
                      40 - 80,000,000          1.2               75,000
                     80 - 100,000,000         0.95               50,000

        The price for the warrants will be the price per share as specified by the price per share in the transaction between the Corporation and the Funder.

NOTE 17 EMPLOYMENT CONTRACTS

        The Company assumed employment contracts from Fenway Resources Ltd. The details of the contracts are as follows:

                                                        Annual               Expiration
              Title                Date                 Salary                  Date              Renewable
        ----------------     -----------------      ---------------       ---------------      --------------
        President and
        Chief Executive
        Officer              September 1, 1995      $ 400,000 (CND)       August 31, 2000      5 year periods

        Secretary and
        Chief Financial
        Officer              September 1, 1995      $ 300,000 (CND)       August 31, 2000
                                                                                               5 year periods

        Project Manager      February 1, 1996       $ 200,000 (CND)       August 31, 2000      5 year periods

        Project Manager      February 1, 1996       $ 200,000 (CND)       August 31, 2000      5 year periods

        Each of the officers have only received between $2,600 - $3,250 (CND) per month and have agreed to forgive all other compensation payable to them until the Board of Directors deem it appropriate to pay the officers.

NOTE 18 SUBSEQUENT EVENT


        Private Placement

        In November 1999, the Company received $96,000 from a private placement of 32,000 units of common stock at $3.00 per share. Each unit is comprised of one common share of stock


             See Accompanying Notes and Accountants' Review Report.

                           FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

NOTE 18 SUBSEQUENT EVENT (CONTINUED)


        plus one warrant entitling the purchaser to purchase one additional share of common stock at a price of United States $4.00 per share if exercised by November 8, 2001.

        Financial Consulting Agreement

        On November 4, 1999, the Company entered into a financial consulting agreement for the period from October 7, 1999 until April 30, 2000. The Company is obligated to pay a monthly retainer of $10,000 from November 1, 1999 through April 1, 2000.














             See Accompanying Notes and Accountants' Review Report.

Item 2. Plan of Operation

THIS REPORT SPECIFIES FORWARD-LOOKING STATEMENTS OF MANAGEMENT OF THE COMPANY ("FORWARD-LOOKING STATEMENTS") INCLUDING, WITHOUT LIMITATION, FORWARD-LOOKING STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, BELIEFS, INTENTIONS AND FUTURE STRATEGIES. FORWARD-LOOKING STATEMENTS ARE STATEMENTS THAT ESTIMATE THE
HAPPENING OF FUTURE EVENTS AND ARE NOT BASED ON HISTORICAL FACTS. FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY, SUCH AS "COULD", "MAY", "WILL", "EXPECT", "SHALL", "ESTIMATE", "ANTICIPATE", "PROBABLE", "POSSIBLE", "SHOULD", "CONTINUE", "INTEND" OR SIMILAR TERMS, VARIATIONS OF THOSE TERMS OR THE NEGATIVE OF THOSE TERMS. THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THIS REPORT HAVE BEEN COMPILED BY MANAGEMENT OF THE COMPANY ON THE BASIS OF ASSUMPTIONS MADE BY MANAGEMENT AND CONSIDERED BY MANAGEMENT TO BE REASONABLE. FUTURE OPERATING RESULTS OF THE COMPANY, HOWEVER, ARE IMPOSSIBLE TO PREDICT AND NO REPRESENTATION, GUARANTY, OR WARRANTY IS TO BE INFERRED FROM THOSE FORWARD-LOOKING STATEMENTS.

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

Overview. The Company has not had revenues from operations in the last fiscal year and through the third quarter of 1999. As of September 30, 1999, the Company was in the development stage of operations, in that the Company was devoting most of its activities to establishing a new business activity, specifically, two cement processing facilities in the Philippines. The Company had invested $2,685,687 in projects in the Republic of the Philippines as of September 30, 1999 and had expensed $398,503 of development costs for the nine months ended September 30, 1999, in accordance with Financial Accounting Standard No. 7 promulgated by the Financial Accounting Foundation. The Company had expensed a total of $805,887 from May 4, 1984 (date of inception) to September 30, 1999.

The Company's total assets as specified on its Balance Sheet as of September 30, 1999 consisted of cash in the amount of $19,234, an increase from cash resources of $11,583 at the end of the Company's prior fiscal year ended December 31, 1998. At September 30, 1999, the Company had accounts receivable in the amount of $6,785, a decrease from the $12,234 in accounts receivable at December 31, 1998. The loan receivable specified on the Company's financial statements at December 31, 1998 of $85,211 has continued to accrue interest during the nine month period ended September 30, 1999 and that loan receivable was in the amount of $89,411 at

September 30, 1999. At September 30, 1999, the Company further recorded advance royalty payments of $160,813; prepaid expenses of $3,633; and office equipment and computers valued by the auditor at $5,193. The Company's balance sheet specified liabilities at September 30, 1999 totaling $261,377, which consisted of accounts payable in the amount of $45,534 to third parties and $64,667 to related parties; accrued liabilities of $16,041; and short term notes payable of $135,135.

The cash and equivalents constitute the Company's present internal sources of liquidity. Because the Company is not generating any revenues at this time from its operations, the Company's only external source of liquidity is the sale of its capital stock. However, the Company is seeking external financing to continue to fund its operations.

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

The Company has not yet realized any revenue from operations and will not do so within the next 12 months, as revenues are dependent upon the completion of cement processing facilities which are currently under development. The Company's predecessor-in-interest, Fenway Resources, Ltd., spent more than five years obtaining the necessary licensing, permits and environmental approvals necessary to support construction of such facilities on the island of Negros Oriental (the "Negros Project") and the Company is continuing its efforts to obtain the necessary licensing, permits and environmental approvals for a proposed facility on the island of Palawan (the "Palawan Project"). The Company has solicited and received bids for an exploratory drilling program, pursuant to which the Company hopes to confirm the extent of limestone reserves on Negor Corporation's Negros Oriental Province mineral claims in the central islands of the Philippines. The Company has signed a contract with Roctest Machinery and Drilling Corporation to core drill 2,000 meters for test sampling of the limestone deposits at the Negros Project. The core drilling will commence as soon as the Company obtains the necessary regional work licenses and permits.

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

Employees. The Company currently has seven full-time employees, three of whom are salaried. Management of the Company anticipates using consultants for business, accounting, engineering, and legal services on an as-needed basis. Management has senior company experience in mine management, mineral processing, engineering, construction, administration, and marketing. All members of management have held senior positions in international companies or organizations.

Employment Agreement. Employment agreements with H. John Wilson and A. Leonard Taylor obligate the Company to pay those parties significant monthly payments far in excess of the Company's present ability to pay. Mr. Wilson's employment agreement requires the payment of $400,000 annually by the Company to Mr. Wilson. Because this is far in excess of the Company's present ability to pay, Mr. Wilson has agreed to accept payments of $3,250 per month until such time as the Company's Board of Directors deems it appropriate to pay Mr. Wilson the full amount of the compensation and benefits required pursuant to that employment agreement. A true and correct copy of Mr. Wilson's employment agreement has been previously filed as Exhibit 10.3 to Amendment No. 1 to the Company's Registration Statement on Form 10-SB.

Mr. Taylor's employment agreement requires the payment of $300,000 annually by the Company to Mr. Taylor. Because this is far in excess of the Company's present ability to pay, Mr. Taylor has agreed to accept payments of $2,600 per month until such time as the Company's Board of Directors deems it appropriate to pay Mr. Taylor the full amount of the compensation and benefits required pursuant to that employment agreement. A full and correct copy of Mr. Taylor's employment agreement has been previously filed as Exhibit 10.4 to Amendment No. 1 to the Company's Registration Statement on Form 10-SB.

Employment agreements with R. George Muscroft and Laurie Maranda obligate the Company to payment of $200,000 annually to each individual. As in the case of Mr. Wilson and Mr. Taylor, Mr. Muscroft has agreed to accept payments of $3,250 each month and Mr. Maranda has agreed to accept payments of $3,250 each month until such time as the Company's Board of Directors deems it appropriate to pay Mr. Muscroft and Mr. Maranda the full amount of the compensation and benefits required pursuant to those employment agreements. A true and correct copy of Mr. Muscroft's employment agreement has been previously filed as Exhibit 10.5 to Amendment No. 1 to the Company's Registration Statement on Form 10-SB. A true and correct copy of Mr. Maranda's employment agreement has been previously filed as Exhibit 10.6 to Amendment No. 1 to the Company's Registration Statement on Form 10-SB.

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

Cash Resources For Next 12 Months. As specified above, the Company believes its current cash resources are not sufficient to complete the Company's planned development and construction over the next 12 months and, therefore, the Company will be required to raise significant additional funds, or arrange for additional financing, over the next 12 months to adhere to its construction and development schedule, which contemplates total expenditures of approximately $710 million in the next three years. Such additional cash may be received from additional public or private financings, as well as borrowings and other resources. The Company's only known sources of capital are proceeds from the offering of its securities, as the Company does not anticipate receiving cash from revenues during the next 12 months. If adequate additional cash is not available, the Company may be required to curtail operations significantly or to obtain funds by entering into arrangements with collaborative partners or others that may require the Company to relinquish mineral or other claims that the Company would not otherwise relinquish. No assurance can be given, however, that the Company will have access to additional cash in the future, or that funds will be available on acceptable terms to satisfy the cash requirements of the Company to implement its business strategies. The inability of the Company to access cash or obtain acceptable financing would have a significant material adverse effect on the results of operations and financial condition of the Company.

In November, 1999, the Company received $96,000 from a private placement of 32,000 units of ownership interest in the Company. Each such unit was comprised of one share of common stock and one warrant entitling the purchaser to purchase one additional share of common stock at an exercise price of $4.00 USD per share, if exercised by November 8, 2001.

On November 4, 1999, the Company entered into a financial consulting agreement for the period from October 7, 1999 through April 30, 2000. The Company anticipates that its financial consultant will assist the Company in obtaining external financing on terms and conditions advantageous to the Company; provided, however, that there can be no assurance that the Company's financial consultant will assist the Company in acquiring such external financing.

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

Item 2. Changes in Securities

As specified above, in November, 1999, the Company received $96,000 from a private placement of 32,000 units of ownership interest in the Company. Each such unit was comprised of one share of common stock and one warrant entitling the purchaser to purchase one additional share of common stock at an exercise price of $4.00 USD per share, if exercised by November 8, 2001. The shares were issued in reliance upon an exemption from the registration requirements of the Securities Act of 1933. The offering price for the shares was arbitrarily set by the Company and had no relationship to assets, book value, revenues or other established criteria of value. There were no commissions paid on the sale of shares.

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

10.7 Memorandum of Agreement (Dated August 29, 1996 by and between Central Palawan Mining & Industrial Corporation and Fenway Resources Ltd.)*

10.8 Memorandum of Agreement (Dated November 11, 1996 by and between Palawan Star Mining Ventures, Inc. and Fenway Resources Ltd.)*

10.9 Memorandum of Agreement (Dated November 11, 1996 by and between Pyramid Hill Mining & Industrial Corporation and Fenway Resources Ltd.)*

10.10  Amendment to MOA and other Agreements dated March 21, 1997*

21     Corporate Chart*

*Previously filed as Exhibits to Amendment No. 1 to Registration Statement on Form 10-SB on August 11, 1999.

       (b) Reports on Form 8-K

       The Company did not file any reports on Form 8-K during the nine month period ended September 30, 1999.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Vancouver, British Columbia, Canada, on November 19, 1999.

                                                      Fenway International Inc.,
                                                      a Nevada corporation

                                                      By: /s/ L. Taylor
                                                          ----------------------
                                                              Vice-President