Form 10KSB
period 1999-12-31
FENWAY INTERNATIONAL INC
filed 2000-04-17
CIK 1080951

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1999

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to _________

Commission File Number: __________

                           FENWAY INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

         Nevada                                            98-0203850
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

      308-409 Granville Street, Vancouver, British Columbia, Canada V6C 1T2
              (Address of principal executive offices) (Zip Code)

                                  604.844.2265
              (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State issuer's revenues for its most recent fiscal year. $0.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of December 31,1999, approximately
$_________.

As of December 31, 1999, there were 20,037,141 shares of the issuer's $.001 par value common stock issued and outstanding.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

Transitional Small Business Disclosure format (check one):

                         |_| Yes          |X|  No

                                     PART I

Item 1. Description of Business.

Development of the Company. Fenway International, Inc., a Nevada corporation ("Company") was incorporated in the State of Nevada on May 7, 1984 using the name Nevada-Utah Gold, Inc. for the primary purpose of developing mining properties. During 1985, we settled our liabilities and were inactive until 1998, when we began acquiring property and mineral interests in anticipation of developing commercial grade cement production facilities in the Philippines. Specifically, on or about August 10, 1998, we acquired the assets of Fenway Resources, Ltd., a Delaware corporation, which assets included property and mineral interests in the Philippines. We issued 7,644,067 shares of our $.001 par value common stock for the assets acquired. On or about September 4, 1998, we filed a Certificate of Amendment to our Articles of Incorporation changing our name to Fenway International, Inc. Our executive offices are located at 308-409 Granville Street, Vancouver, British Columbia, Canada V6C 1T2. Our telephone number is 604.844.2265.

Business of the Company. We plan to develop and construct two large commercial grade cement production facilities in the Philippines. Our predecessor-in-interest, Fenway Resources, Ltd., spent more than five years obtaining the necessary licensing, permits and environmental approvals necessary to support construction of such facilities on the island of Negros Oriental (the "Negros Project") and we are continuing our efforts to obtain the necessary licensing, permits and environmental approvals for a proposed facility on the island of Palawan (the "Palawan Project"). We are required to participate with local corporations in the Philippines in order to commercially exploit Philippine mineral claims and, therefore, we have acquired significant ownership interest in various Philippine corporations. The organizational chart attached as Exhibit 21 to our Registration Statement on Form 10-SB filed with the Commission on March 8, 1999 provides a diagram of our relationships with these entities, which are specified in detail below.

The Negros Project. On or about July 16, 1998, we entered into an option agreement ("Option Agreement") with Negor RR Cement Corporation, an independent Philippine corporation, for the purpose of forming and operating a Negros mining company ("NMC") and a Negros cement manufacturing company ("NCC"). Pursuant to the Option Agreement, we purchased a 90% equity interest in the Negor RR Cement Corporation, a Philippine corporation ("Negor Corporation").

The details of the Option Agreement are as follows:

     A. For a period of four (4) years following the date of acceptance by us of a commercial feasibility study and report for the Negros Project, which study and report are sufficient to enable us to obtain any and all funds necessary or appropriate to finance the development and operation of the Negros Project, Negor Corporation has the option to acquire that number of shares of our $.001 par value common stock equal to the lesser of (a) two million (2,000,000), or (b) ten percent (10%) of the then issued and outstanding shares of our common stock, at a purchase price of Five Dollars ($5.00) per share.

     B. NMC shall prepare, sign and deliver to Negor Corporation any and all documents and other instruments necessary or appropriate to vest in Negor Corporation an ownership interest in NMC equal to ten percent (10%) of the total issued and outstanding capital stock of NMC. As a result of such ownership interest, Negor Corporation shall be entitled to have allocated to it ten percent (10%) of the net profits, losses and credits of NMC.

     C. NMC shall prepare, sign and deliver to us any and all documents and other instruments necessary or appropriate to vest in us an ownership interest in NMC equal to ninety percent (90%) of the total issued and outstanding capital stock of NMC. As a result of such ownership interest, we shall be entitled to have allocated to it ninety percent (90%) of the net profits, losses and credits of NMC.

     D. NCC shall prepare, sign and deliver to Negor Corporation any and all documents and other instruments necessary or appropriate to vest in Negor Corporation an ownership interest in NCC equal to forty percent (40%) of the total issued and outstanding capital stock of NMC. As a result of such ownership interest, Negor shall be entitled to have allocated to it forty percent (40%) of the net profits, losses and credits of NCC.

     1. NCC shall prepare, sign and deliver to us any and all documents and other instruments necessary or appropriate to vest in us an ownership interest in NCC equal to forty percent (40%) of the total issued and outstanding capital stock of NMC. As a result of such ownership interest, we shall be entitled to have allocated to it forty percent (40%) of the net profits, losses and credits of NCC.

     2. NCC shall prepare, sign and deliver to one or more third party investors any and all documents and other instruments necessary or appropriate to vest collectively in those third party investors an ownership interest in NCC equal to twenty percent (20%) of the total issued and outstanding capital stock of NMC. As a result of such ownership interest, those third party investors shall be entitled to have allocated to them, in the aggregate, twenty percent (20%) of the net profits, losses and credits of NCC.

     3. We paid Negor Corporation Fifty Thousand Dollars ($50,000) at the date of signing of the Option Agreement and Fifty Thousand Dollars ($50,000) on or prior to September 30, 1998, as specified in the Option Agreement.

               At such time as all feasibility studies and similar studies and reports which are necessary or appropriate for the construction and operation of the manufacturing facilities (and which will be required prior to the receipt of the funds to finance construction of the manufacturing facilities) are completed, NMC has agreed to pay to Negor One Million Dollars ($1,000,000.00) which funds may be contributions to capital and proceeds from one or more borrowing transactions, or either of them. In connection with any and all such borrowing transactions, the acquired claims may be utilized as collateral or otherwise be pledged to enhance the credit of the borrower.

The Palawan Project. Fenway Resources, Ltd., as a British Columbia corporation, acquired mineral rights to 10,296 hectares in 1992 and mineral rights to 3,200 hectares in 1995 in three (3) contiguous claims on the west central portion of Palawan Island near Scott Point, Municipality of Sofronio Espanola, Palawan, the Philippines. We believe Scott Point is a good location because it is a seaward site providing immediate access to marine transport which will allow us to transport our products at a low cost to various regional markets in the Philippines and to other regions in Asia.

We believe that these claims have significant reserves of limestone and shale, the two main ingredients for the manufacture of Type 1 (heavy construction quality) Portland cement. We retained Kilborn Engineering Pacific Ltd., now known as Kilborn-SNC Lavolin Inc., to prepare a project feasibility study, which was completed in 1995. Our management believes that the study supports the proposed Palawan Project.

The Palawan Project has been under development for more than five years by us, in association with local mining and development interests in Palawan. Explorations by the Philippine Government in 1994 first confirmed the existence of limestone deposits in the central part of the main island of Palawan. The professional feasibility study by Kilborn-SNC Lavolin, Inc. completed for us in 1995 concluded that the plant and quarries can be developed in full compliance with environmental regulations in the Philippines and should not have any adverse effect on local communities. Local communities have expressed strong support for the Palawan Project, which we believe will stimulate local economic development and employment. Formal application for certification of the Palawan Project has been submitted to the Philippine Department of Environment and Natural Resources. Although the application has not yet been approved, departmental review has been completed.

In addition to the license application procedures and environmental review process mandated by the Philippine government, we have conducted discussions with provincial government officials, with indigenous leaders (specifically, leaders of the Barangay people), and with local landowners who might be affected by the Palawan Project. We believe there is local support for the Palawan Project.

Commercial law in effect on Palawan Island requires the participation of local entities to exploit the island's mineral resources. Two local corporations have been created and formally registered in compliance with local commercial law and securities regulation. We own approximately 40% of Palcan Mining Company ("PMC") which will be responsible for the quarry properties and the production of crushed stone, both graded and blended, for cement plant processing operations. PMC will also be responsible for payments of royalties and fees based on the volumes of quarried stone extracted for cement production. PMC was incorporated in the Republic of the Philippines on August 13, 1998, and has several common directors with us. Specifically, Herbert John Wilson, President of the Company, is an incorporator and director of PMC. Arthur Leonard Taylor, Chief Financial Officer, Secretary and a director of the Company, is an incorporator and director of PMC. Rene E. Cristobel and Carlos A. Fernandez, directors of the Company, are also incorporators and directors of PMC. Rene E. Cristobel and Carlos Fernandez each hold 10% or more of the issued and outstanding capital stock of PMC. We own approximately 90% of a second Philippine corporation, Palcan Cement Company ("PCC"), which will own and operate the Palawan cement plant and will be responsible for the marketing and distribution of our products.

We have also continued to assess the market acceptance for products of the proposed Palawan plant within the Philippines and in export markets. The ability to produce cement of high quality and reliable uniformity from local materials is essential to our success and this ability is currently unproven.

Discussions are currently in progress with several design-build groups to construct and equip the Palawan plant. We are negotiating with Krupps-Polysius to provide the cement plant equipment and with Bilfinger & Berger to engineer and construct the Palawan Project. These negotiations have not been concluded and there can be no assurance that either Krupps-Polysius or Bilfinger & Berger will provide equipment or services to us.

We have prepared the following schedule for completion of the Negros Project and Palawan Project which includes forward looking statements which estimate the happenings of future events. The actual occurrence of these events may differ materially from those contemplated by this schedule.

--------------------------------------------------------------------------------
                  Activity                            Palawan         Negros
--------------------------------------------------------------------------------
Complete  permit  application   process  and        06/00-08/00     06/00-08/00
ground testing programs
--------------------------------------------------------------------------------
Obtain financing                                       07/00           07/00
--------------------------------------------------------------------------------
Complete land  acquisitions for plant sites;        09/00-10/00     09/00-10/00
begin development of port site
--------------------------------------------------------------------------------
Complete engineering                                09/00-09/01     09/00-09/01
--------------------------------------------------------------------------------
Begin plant construction                               12/00           12/00
--------------------------------------------------------------------------------
Negotiate and execute sales contracts               12/00-12/01     01/02-01/03
--------------------------------------------------------------------------------
Complete   plant   construction   and  begin           03/03           12/03
cement production
--------------------------------------------------------------------------------

The capital costs of the plants, including the construction of all facilities such as power and ports, are estimated by our engineering consultants to be approximately $260 million for the Negros Project and approximately $380 million for the Palawan Project. To conform to investment guidelines promulgated by the Philippine government, 70% of those capital costs must be financed by loans, including export credits, and 30% must be financed by equity investments.

The approximately $450 million required in loans may be provided by a consortium of German banks. Krupp-Polysius, one of the world's largest corporations, anticipates supplying the cement plant equipment to both the Negros Project and the Palawan Project and has offered to assist us in its loan negotiations with these German banks. We anticipate that approximately $190 million may be received from a registered offering of our common or preferred stock, probably through brokerage firms located in New York.

On August 3, 1999, we announced the signing of a Financial Agency Agreement with First Access Financial Group, Inc., international investment bankers ("First Access"). First Access has represented to us that it has clients interested in providing funding to our Philippine cement projects. The Financial Agency Agreement between us and First Access is not exclusive and we are currently negotiating with other parties to finance our proposed commercial grade cement production facilities in the Philippines.

On August 5, 1999, we announced the appointment of Friedhelm Menzel as resident general manager for our Philippine cement projects. Mr. Menzel was educated in Germany, specializing in the study of export marketing and linguistics. Mr. Menzel was export marketing manager for a leading German garment manufacturer from 1962 to 1967, at which time he joined the German-based multinational corporation Krupp-Polysius AG, Germany, as Far East Sales Manager. From 1968 to 1994, Mr. Menzel was employed by Krupp-Polysius in various capacities relating to the manufacture and supply of heavy industrial equipment to clients in India, the middle east and the far east by Krupp-Polysius from its various plants. From 1995 to July 1999, Mr. Menzel was General Manager of Krupp-Polysius's Philippine agent, Marsson Industrial Inc., which specialized in the development and manufacture of cement producing equipment and other heavy industrial equipment and applications.

Products. We are not currently producing any products or supplying any services to any third parties. When, and if, we develop and construct our cement manufacturing facilities, we anticipate producing commercial quantities of Portland cement. Portland cement is a finely ground processed material that, when mixed with sand, gravel, water and other minerals, forms concrete. The raw materials, limestone and shale, are mined, crushed, and burned in high-temperature rotary kilns, producing a substance commonly referred to as "clinker". The resulting clinker is then finely ground with small amounts of gypsum to produce Portland cement. From the Palawan Project, we anticipate producing 2.5 million metric tonnes of Portland cement per year.

Our products may be subject to numerous foreign government standards and regulations that are continually being amended. Although we will endeavor to satisfy foreign technical and regulatory standards, there can be no assurance that our products will comply with foreign government standards and regulations, or changes thereto, or that it will be cost effective for us to redesign our products to comply with such standards or regulations. Our inability to design or redesign products to comply with foreign standards could have a material adverse effect on our business, financial condition and results of operations.

Marketing and Sales. We anticipate that all revenues from the sale of our products will be derived from customers located outside the United States. To support our overseas customers, we anticipate operating offices outside the continental United States. There can be no assurance that we will be able to manage these operations effectively or that we will be able to compete successfully in international markets or satisfy the service and support requirements of its customers. In addition, a significant portion of our sales and operations are subject to significant risks, including tariffs and other trade barriers, difficulties in staffing and managing foreign subsidiary and branch operations, currency exchange risks and exchange controls, potentially adverse tax consequences, and the possibility of difficulty in accounts receivable collection. There can be no assurance that any of these factors will not have a material adverse effect on our business, financial condition and results of operations.

We anticipate that initially the Portland cement produced by the Negros and Palawan Projects will be marketed exclusively in the Philippines, with expanded capacity providing cement to foreign markets, such as Japan, South Korea, Thailand, Malaysia, Singapore, Taiwan, Vietnam and Indonesia (collectively, the "Target Countries"). Nearby Asian export markets for cement products have a current volume exceeding 90 million tonnes per year moving in trade. Entities that have previously taken most Philippine cement exports have been countries bordering the South China Sea, those close to the Malacca Straits and other countries in the South Asia Sub-Continent. Our strategy for growth is substantially dependent upon our ability to market and distribute products successfully. Other companies, including those with substantially greater financial, marketing and sales resources, compete with us, and have the advantage of marketing existing products with existing production and distribution facilities. There can be no assurance that we will be able to market and distribute products on acceptable terms, or at all. Our failure to market our products successfully could have a material adverse effect on our business, financial conditions or results of operations.

We anticipate that the construction industries in the Target Countries will experience positive growth, ranging from modest growth expected for Japan, to more significant growth anticipated in the lesser developed countries, such as

Vietnam, Thailand, the Philippines and Indonesia. The location of the Palawan and the Negros Projects provides easy access to the Target Countries.

Raw Materials. For the Palawan Project, we have acquired mineral rights to 13,496 hectares in three contiguous claims on the west central portion of the Palawan Island near Scott Point. The claims are underlain by significant reserves of limestone and shale, the two main ingredients for the manufacture of Type I Portland cement. Chemical analysis by the Philippine Bureau of Mines and Geosciences, Technical Services Division, indicates that the site of the Palawan Project contains commercial quantities of these raw materials.

The Negor Corporation (in which we hold a 90% equity interest) has mineral claims on the island of Negros Oriental in the Philippines, which include significant reserves of limestone and shale suitable for the manufacture of Portland cement. Limestone mineral claims lie near the coastal towns of Guihulngan and La Libertad on the island of Negros Oriental. Geological studies suggest that the raw resources on those claims could sustain significant cement manufacturing operations. We have received an Environmental Compliance Certificate and has entered into the Mineral Production Sharing Agreement required by the Philippine government for all mining projects in the Philippines before mining operations can proceed.

Distribution and Transportation. Distribution in the cement industry is typically conducted using agency contracts. The agent accepts product in bulk or bagged from the plant at a specified price. The agent then takes responsibility for marketing within the region(s) served; for transport and delivery to customers; and for selling to large-volume customers, retailers or intermediate wholesalers. The agent marks up the price to cover all costs of distribution. The final price to consumers at retail accommodates markups as appropriate in the distribution process. An allowance is included in the markup applied at each step as profit for product handling and sale.

The Palawan plant will adopt the customary methods typically used in the Philippines for distribution of cement products, with the following variations:

     1. As the Palawan plant will ship to markets in different countries, not one but several distribution agencies probably will be utilized;

     2. Shipments of bagged or bulk product by truck will be for the emerging market on Palawan;

     3. Most products will be shipped from the Palawan plant in bulk by sea to reach the Target Countries;

     4. Transfer of Palawan product from vessels, bulk storage, bagging (as needed) and distribution by truck will occur within regional markets in the Target Countries; and,

     5. Intra-regional transportation to customers will be minimized by the locations of regional facilities for the receipt and handling of Palawan plant products.

Costs of the first water crossing from Palawan to Philippine markets will be less than typical costs associated with the transport of equivalent tonnage in bulk by truck from competing plants. Overall, we believe that the costs of product distribution to Philippine regional markets from the new plant in Palawan pursuant to agency contracts will be equivalent to similar costs for competing plants serving the same markets. If necessary to assure entry to Philippine regional markets, all or part of the costs of the initial water crossing can be absorbed at the Palawan plant by adjusting the price for product placed to agents for distribution. Given the cost advantages of marine transport, this will not be necessary as a general condition, but can be done where and as needed in special situations.

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

We believe that we can provide our products to markets in the Target Countries, subject to import barriers. Overt barriers have not been present in the countries where Philippine cement has been accepted in the past, and import duties in these and other locations continue to decline. Additional liberalization of trade in East and South Asia may expand opportunities for general acceptance of products from the Palawan plant. If necessary in particular situations, entry may be eased by adjusting prices to absorb some of the costs of marine transport and import costs. Although not necessary as a general condition, some absorption of transport costs has been assumed to apply, for purposes of project valuation, to all products shipped from Palawan.

Employees. We currently have eight full-time employees, three of whom are salaried. Our management anticipates using consultants for business, accounting, engineering, and legal services on an as-needed basis. Management has senior company experience in mine management, mineral processing, engineering, construction, administration, and marketing. All members of management have held senior positions in international companies or organizations.

Competition. As a result of the lack of product differentiation and the commodity nature of cement, the cement industry is quite competitive.
Competition is based generally on price and, to a lesser extent, quality and service. We may compete with national, international and regional cement producers in its target markets. Many of our competitors are larger and have significantly greater resources than us. The prices that we charge our customers probably won't be materially different from the prices charged by other cement producers in the same markets. Accordingly, profitability in the cement industry is generally dependent on the level of cement demand and on a cement producer's ability to contain operating costs. Prices are subject to material changes in response to relatively minor fluctuations in supply and demand, general economic conditions and other market conditions beyond our control. There can be no assurance that prices will not decline in the future or that such declines will not have a material adverse effect on our financial condition or results of operations.

Our anticipated cost per tonne of production will be directly related to the number of tonnes of cement manufactured; and decreases in production will increase our fixed cost per tonne. Equipment utilization percentages can vary from year to year based upon demand for our products or as a result of equipment failure. Much of our anticipated manufacturing equipment requires significant time to replace and is very costly to replace or repair. Although we will attempt to maintain sufficient spare parts to avoid long periods of shutdown in the event of equipment failure, there can be no assurance such shutdowns can be avoided.

Compliance with Environmental Laws. The proposed site for the Palawan Project is near the ancestral lands of a Filipino indigenous people. These lands may contain a portion of our mineral claims. The risk of accidental contamination or injury to indigenous peoples from hazardous materials cannot be completely eliminated. In the event of such an accident, we, or any successor-in-interest, could be held liable for any damages that result and any such liability could exceed our financial resources. In addition, there can be no assurance that in the future we will not be required to incur significant costs to comply with environmental laws and regulations relating to hazardous materials. There can be no assurance that we will not be required to incur significant costs to comply with current or future environmental laws and regulations nor that our operations, business or assets will not be materially or adversely affected by current or future environmental laws or regulations; provided, however, that we have retained SNC Lavalin, a Canadian firm, and GAIA, Inc., a Philippine firm, to prepare and file the requisite environmental impact statements necessary for us to receive our Environmental Compliance Certificate for the Palawan Project (an Environmental Compliance Certificate has already been issued for the Negros Project).

Our management believes that both the Palawan Project and the Negros Project can operate cleanly and without significant pollution in an environmentally safe manner. However, certain environmental consequences associated with mining are unavoidable. The primary environmental damage from the mineral industry occurs during the extraction of raw materials, which requires large amounts of water and energy. We believe that with the utilization of modern technology and careful planning we can significantly reduce the environmental impact of the manufacturing of cement. As we are not presently manufacturing any products, our management believes we will not have any significant material expenditures in the next fiscal year related to the cost of compliance with applicable environmental laws, rules and regulations. However, at some time in the future, our operations may involve the controlled use of hazardous materials. As a result, we may be subject to various laws and regulations governing the use, manufacture, storage, handling, and disposal of such materials and certain waste products. We cannot presently estimate the potential costs of complying with the applicable foreign environmental laws.

Item 2.  Description of Property.

Property held by the Company. As of the date specified in the following table, we held the following property:

--------------------------------------------------------------------------------
           Property                                            December 31, 1999
--------------------------------------------------------------------------------
Cash and equivalents                                             $   21,926.00
--------------------------------------------------------------------------------
Advance Royalty Payments                                         $  160,813.00
--------------------------------------------------------------------------------
Project Investments                                              $2,685,687.00
--------------------------------------------------------------------------------
Property  and  Equipment (consists of  office equipment          $    4,791.00
 and computers, less accumulated depreciation)
--------------------------------------------------------------------------------

We define cash equivalents as all highly liquid investments with a maturity of 3 months or less when purchased.

Property and equipment are specified at cost. Major renewals and improvements are charged to the asset accounts, while replacements, maintenance and repairs, which do not improve or extend the lives of respective assets, are expensed. At the time property and equipment are retired or otherwise disposed of, the assets and related depreciation accounts are relieved of the applicable amounts. Gains or losses from retirements or sales are credited or charged to income.

We depreciate our property and equipment for financial reporting purposes using the accelerated method based upon an estimated useful life of 5 years.

The components of the property and equipment are as follows:

Office equipment                                                         $ 6,189
Computers                                                                $ 5,360
                                                                         -------

         Total cost                                                      $11,549

Less accumulated depreciation                                            $ 6,758
                                                                         -------

Total property and equipment                                             $ 4,791
                                                                         -------

We are leasing office facilities in Vancouver, British Columbia, Canada and Manila, Philippines. Our Vancouver office has a 5 year lease which expires on February 28, 2001, with a monthly rental of $308 plus occupancy costs. Our Manila office has a 5 year lease which expires on April 30, 2002, with a monthly rental of $1,754 plus occupancy costs. The rent expense for the year ended December 31, 1999, was $24,744. An escalation clause provides for future minimum yearly lease payments, which are:

                 December 31, 2000                      24,744
                 December 31, 2001                      23,204
                 December 31, 2002                       7,538
                                                       -------
                                                       $55,486

Item 3. Legal Proceedings.

The Company is not aware of any pending litigation nor does it have any reason to believe that any such litigation exists.

Item 4. Submission of Matters to Vote of Security Holders

Not applicable.

                                     PART II

Item 5. Market Price for Common Equity and Related Stockholder Matters.

Reports to Security Holders. We are a reporting company with the Securities and Exchange Commission ("SEC"). The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov. We currently maintain our own Internet address at www.fenwayintl.com.

Prices of Common  Stock.  Our common stock is quoted on the OTC  Bulletin  Board
(trading symbol: FWIN). Prior to our participation on the OTC Bulletin Board, there was no public market for our common stock. Our common stock has closed at a low of $0.75 and a high of $3.875 for the 52-week period ended April 10, 2000. This market is extremely limited and the prices for our common stock quoted by brokers is not necessarily a reliable indication of the value of our common stock.

The following table specifies the reported high and low sales or closing prices of the Company's common stock on the OTCBB for the periods indicated.

--------------------------------------------------------------------------------
         Period                                       High              Low
--------------------------------------------------------------------------------
October 1, 1999 - December 31, 1999                   2.50             1.375
--------------------------------------------------------------------------------
July 1, 1999 - September 30, 1999                     3.75              2.00
--------------------------------------------------------------------------------
April 1, 1999 - June 30, 1999                         3.875            2.375
--------------------------------------------------------------------------------
January 1, 1999 - March 31, 1999                      5.125            2.125
--------------------------------------------------------------------------------


The Company is authorized to issue 100,000,000 shares of common stock, $.001 par value, each share of common stock having equal rights and preferences, including voting privileges. As of December 31, 1999, 20,037,141 shares of the Company's common stock were issued and outstanding.

The shares of $.001 par value common stock of the Company constitute equity interests in the Company entitling each shareholder to a pro rata share of cash distributions made to shareholders, including dividend payments. The holders of the Company's common stock are entitled to one vote for each share of record on all matters to be voted on by shareholders. There is no cumulative voting with respect to the election of directors of the Company or any other matter, with the result that the holders of more than 50% of the shares voted for the election of those directors can elect all of the Directors. The holders of the Company's common stock are entitled to receive dividends when, as and if declared by the Company's Board of Directors from funds legally available therefor; provided, however, that cash dividends are at the sole discretion of the Company=s Board of Directors. In the event of liquidation, dissolution or winding up of the Company, the holders of common stock are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities of the Company and after provision has been made for each class of stock, if any, having preference in relation to the Company's common stock. Holders of the shares of Company's common stock have no conversion, preemptive or other subscription rights, and there are no redemption provisions applicable to the Company's common stock.

Dividend Policy. We have never declared or paid a cash dividend on our capital stock and do not expect to pay cash dividends on our common stock in the foreseeable future. We currently intend to retain our earnings, if any, for use in our business. Any dividends declared in the future will be at the discretion of the Board of Directors and subject to any restrictions that may be imposed by our lenders.

Stock Options. As of December 31, 1999, there were 4,016,926 incentive stock options to purchase common stock at $3.00 per share, of which 3,416,926 expire by their own terms on July 4, 2004 and 600,000 expire by their own terms on July 31, 2004.

Warrants. As of December 31, 1999, there were 151,901 warrants to purchase common stock at CDN$5.50 per share outstanding, 45,750 of which expire on December 5, 2000; 25,250 of which expire on February 25, 2001; 28,901 of which expire on May 29, 2001; 25,000 of which expire on June 2, 2001; and 27,000 of which expire on June 6, 2001. There were also 2,128 warrants to purchase common stock at $4.00 per share outstanding which expire on October 29, 2000; 670 warrants to purchase common stock at $4.00 per share outstanding which expire on October 29, 2000; 65,000 warrants to purchase common stock at $4.00 per share outstanding which expire on June 10, 2001; 32,000 warrants to purchase common stock at $4.00 per share outstanding which expire on February 11, 2001; 25,000 warrants to purchase common stock at $3.00 per share outstanding which expire on September 11, 2001; 3,000 warrants to purchase common stock at $3.00 per share outstanding which expire on September 11, 2001; 7,000 warrants to purchase common stock at $3.00 per share outstanding which expire on March 12, 2001; and 11,112 warrants to purchase common stock at $3.00 per share outstanding which expire on December 13, 2001.

There were additional warrants to purchase common stock at CDN$4.00 per share outstanding, 1,000,000 of which are exercisable upon receipt of certain production funds (see Note 4 to the Company's financial statements attached as exhibits hereto). As of December 31, 1999, there were 900,000 warrants to purchase common stock at CDN$2.00 per share outstanding (exercisable upon receipt of certain production funds as specified in Note 5 to the Company's financial statements attached as exhibits hereto) and an additional 900,000 warrants to purchase common stock at CDN$3.00 per share which are exercisable at any time. As of December 31, 1999, there were an additional 4,000,000 warrants to purchase common stock at CDN$2.00 per share outstanding which are exercisable upon receipt of certain production funds (see Note 4 to the Company's financial statements attached as exhibits hereto). Finally, as of December 31, 1999, there were 1,000,000 warrants to purchase common stock at CDN$5.00 per share outstanding which are exercisable at any time.

Item 6. Management's Discussion and Analysis of Financial Condition or Plan of Operation.

THIS FOLLOWING INFORMATION SPECIFIES CERTAIN FORWARD-LOOKING STATEMENTS OF MANAGEMENT OF THE COMPANY. FORWARD-LOOKING STATEMENTS ARE STATEMENTS THAT ESTIMATE THE HAPPENING OF FUTURE EVENTS ARE NOT BASED ON HISTORICAL FACT. FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY, SUCH AS "MAY", "SHALL", "WILL", "COULD", "EXPECT", "ESTIMATE", "ANTICIPATE", "PREDICT", "PROBABLE", "POSSIBLE", "SHOULD", "CONTINUE", OR SIMILAR TERMS, VARIATIONS OF THOSE TERMS OR THE NEGATIVE OF THOSE TERMS. THE
FORWARD-LOOKING  STATEMENTS  SPECIFIED IN THE  FOLLOWING  INFORMATION  HAVE BEEN
COMPILED BY OUR MANAGEMENT ON THE BASIS OF ASSUMPTIONS MADE BY MANAGEMENT AND CONSIDERED BY MANAGEMENT TO BE REASONABLE. OUR FUTURE OPERATING RESULTS, HOWEVER, ARE IMPOSSIBLE TO PREDICT AND NO REPRESENTATION, GUARANTY, OR WARRANTY IS TO BE INFERRED FROM THOSE FORWARD-LOOKING STATEMENTS.

THE ASSUMPTIONS USED FOR PURPOSES OF THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THE FOLLOWING INFORMATION REPRESENT ESTIMATES OF FUTURE EVENTS AND ARE SUBJECT TO UNCERTAINTY AS TO POSSIBLE CHANGES IN ECONOMIC, LEGISLATIVE, INDUSTRY, AND OTHER CIRCUMSTANCES. AS A RESULT, THE IDENTIFICATION AND INTERPRETATION OF DATA AND OTHER INFORMATION AND THEIR USE IN DEVELOPING AND SELECTING ASSUMPTIONS FROM AND AMONG REASONABLE ALTERNATIVES REQUIRE THE EXERCISE OF JUDGMENT. TO THE EXTENT THAT THE ASSUMED EVENTS DO NOT OCCUR, THE OUTCOME MAY VARY SUBSTANTIALLY FROM ANTICIPATED OR PROJECTED RESULTS, AND, ACCORDINGLY, NO OPINION IS EXPRESSED ON THE ACHIEVABILITY OF THOSE FORWARD-LOOKING STATEMENTS. NO ASSURANCE CAN BE GIVEN THAT

ANY OF THE ASSUMPTIONS RELATING TO THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THE FOLLOWING INFORMATION ARE ACCURATE, AND WE ASSUME NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS.

Results of Operations. We have not yet realized any revenue from operations, as our cement manufacturing facilities are presently in the development stage.

Liquidity and Capital Resources. At December 31, 1999, we had cash resources of $21,926 and a loan receivable of $90,811. Employment agreements with H. John Wilson and A. Leonard Taylor obligate us to payments totaling $5,850 per month:
$3,250 to Mr. Wilson and $2,600 to Mr. Taylor. An Employment agreement with R. George Muscroft obligates us to payment of $3,250 per quarter to Mr. Muscroft. The cash and equivalents constitute our present internal sources of liquidity. Because we are not generating any revenues at this time from our operations, our only external source of liquidity is the sale of our capital stock. We are attempting to acquire funding for both the Palawan Project and the Negros Project from German financial institutions with assistance from Marsson Industrial Corporation, which is the Philippine affiliate of Krupp-Polysius, a German machinery manufacturing, engineering, trading and financial services company. Krupp-Polysius has agreed to help us arrange the export credits and the required loan guaranties for the loans required for both projects.

Our Plan of Operation For Next 12 Months. We presently anticipate that initial construction on the Palawan Project will begin in the fourth quarter of year 2000, with production of cement beginning in 2002. The Palawan Project, if completed pursuant to our current schedule, will be the only cement manufacturing facility on Palawan Island. We anticipate that the Negros Project will consist of a cement producing facility capable of producing 1.5 million tonnes per year of Portland cement with expansion capacity to 3 million tonnes per year. We have solicited and received bids for an exploratory drilling program, pursuant to which we hope to confirm the extent of limestone reserves on Negor Corporation's Negros Oriental Province mineral claims in the central islands of the Philippines. On June 9, 1999, we announced that we had signed a contract with Roctest Machinery and Drilling Corporation to core drill 2,000 meters for test sampling of the limestone deposits at the Negros Project. The core drilling will commence as soon as we obtain the necessary regional work licenses and permits.

Our success is materially dependent upon our ability to satisfy additional financing requirements. We are reviewing our options to raise substantial equity capital. We cannot personally estimate when we will begin to realize positive gross revenue. In order to satisfy our requisite budget, management has held and continues to conduct negotiations with various investors. We anticipate that these negotiations will result in additional investment income for us. To achieve and maintain competitiveness, we may be required to raise additional substantial funds. We anticipate that we will need to raise significant capital to develop, promote and conduct its operations. Such capital may be raised through public or private financing as well as borrowing and other sources.

There can be no assurance that funding for our operations will be available under favorable terms, if at all. If adequate funds are not available, we may be required to curtail operations significantly or to obtain funds by entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain products and services that we would not otherwise relinquish.

Foreign Currencies. Currency risks and fluctuations in exchange rates are an important consideration for lenders and investors. We anticipate that many of our transactions will involve the use of the Philippine Peso, the official currency of the Philippines. In 1998, the Philippine Peso was volatile, as were the currencies of the Target Countries. From January to October 1999, the Philippine Peso and the currencies of the Target Countries strengthened considerably in comparison to a similar period in 1998. Even if we are able to obtain all funds necessary to finance the development and operation of the Palawan Project and the Negros Project, and a commercially viable amount of Portland cement can be produced, there can be no assurance that foreign currencies and exchange rates will remain stable and that we will be profitable. The exchange rates of the Philippine Peso and the currencies of the Target Countries could have a material adverse effect on our business, financial position and results of operation.

Manufacturing Our Products. Our present business plan, which is subject to the availability of financing, weather conditions, the political climate in the Philippines, and other factors beyond our control, anticipates the completion of construction of both the Palawan Project and the Negros Project in or before the year 2002. Assuming completion of the two facilities, we may be the largest manufacturer of cement in the Philippines.

Impact of the Year 2000. The Year 2000 (commonly referred to as "Y2K") issue results from the fact that many computer programs were written using two, rather than four, digits to identify the applicable year. As a result, computer programs with time-sensitive software may recognize a two digit code for any year in the next century as related to this century. For example, "00", entered in a date-field for the year 2000, may be interpreted as the year 1900, resulting in system failures or miscalculations and disruptions of operations, including, among other things, a temporary inability to process transactions or engage in other normal business activities. Although companies and governments in the United States spent an estimated $150 billion to $225 billion repairing the problem, countries like Russia and China, which spent relatively minor amounts, seemed to clear the New Year's Day hurdle with equal success. Major news media in the United States are reporting that, after years of work and billions of dollars spent repairing the Year 2000 computer glitch, the technological tranquility of New Year's Day has raised a new concern that the United States overreacted to this problem. Although it is still too soon to conclude positively that the Y2K transition has passed without mishap, we believe that Y2K issues will not have a material adverse affect on our business.

Changes in Number of Employees. During the next 12 months, depending on the success of our market expansion plan, we may be required to hire additional employees; however, we are not able to provide a reasonable estimate of the number of such additional employees which may be required at this time.

Item 7. Financial Statements

Copies of the financial statements specified in Regulation 228.310 (Item 310) are filed with this Annual Report on Form 10-KSB.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

                                TABLE OF CONTENTS

                                                                     Page No.

INDEPENDENT AUDITORS' REPORT ........................................      1

FINANCIAL STATEMENTS

       Balance Sheet.................................................      2

       Statement of Comprehensive (Loss).............................      3

       Statements of Operations......................................      4

       Statement of Changes in Stockholders' Equity..................    5 - 6

       Statements of Cash Flows......................................    7 - 8

       Notes to Financial Statements.................................    9 - 24

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
Fenway International Inc.
Newport Beach, California


We have audited the accompanying balance sheet of Fenway International Inc. (A Nevada Corporation) as of December 31, 1999, and the related statements of comprehensive (loss), operations, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of Fenway International Inc. as of December 31, 1999 and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred $1,030,580 of development costs and is still developing its cement operations. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding this matter also are described in Note 18. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Moffitt & Company, P.C.
Scottsdale, Arizona

March 1, 2000

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                DECEMBER 31, 1999


                                     ASSETS



Cash and cash equivalents                                           $     21,926
Advance royalty payments                                                 160,813
Prepaid expenses                                                           3,633
Investment in Palcan Mining and Cement Corporations                       18,589
Investments in projects in The Republic of the Philippines             2,685,687
Loan receivable                                                           90,811
G.S.T. refund                                                              1,711
Property and equipment, net of accumulated depreciation                    4,791
                                                                    ------------

              TOTAL ASSETS                                          $  2,987,961
                                                                    ============



                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Accounts payable
     Trade                                          $    67,159
     Related parties                                     73,307
  Accrued liabilities                                    24,778
  Short term notes payable                              137,656
                                                    -----------

               TOTAL LIABILITIES                                    $    302,900

STOCKHOLDERS' EQUITY
  Common stock, par value $0.001 per share
       Authorized 100,000,000 shares
       Issued and outstanding - 20,037,141 shares        20,037
  Paid in capital in excess of par value of stock     3,712,623
  Cumulative currency translation adjustment           ( 17,019)
  Deficit accumulated during development stage       (1,030,580)
                                                    -----------

            TOTAL STOCKHOLDERS' EQUITY                                 2,685,061
                                                                    ------------

            TOTAL LIABILITIES AND STOCKHOLDERS'
              EQUITY                                                $  2,987,961
                                                                    ============


            See Accompanying Notes and Independent Auditors' Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF COMPREHENSIVE (LOSS)
                    FOR THE YEAR ENDED DECEMBER 31, 1999 AND
             FOR THE PERIOD FROM MAY 7, 1984 (DATE OF INCEPTION) TO
                                DECEMBER 31, 1999


                                                               May 7, 1984
                                              Year              (Date of
                                             Ended            Inception) to
                                           December 31,         December 31,
                                              1999                 1999
                                          -------------      ---------------

NET (LOSS)                                $   ( 623,196)     $   ( 1,030,580)

OTHER COMPREHENSIVE (LOSS)
  Foreign currency translation
    adjustments                               (  17,019)            ( 17,019)
                                          -------------      ---------------

NET COMPREHENSIVE (LOSS)                  $   ( 640,215)     $   ( 1,047,599)
                                          =============      ===============

NET (LOSS) PER COMMON SHARE

  Basic and diluted                       $       ( .03)
                                          =============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING

    Basic and diluted                        19,884,488
                                          =============



            See Accompanying Notes and Independent Auditors' Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                    FOR THE YEAR ENDED DECEMBER 31, 1999 AND
             FOR THE PERIOD FROM MAY 7, 1984 (DATE OF INCEPTION) TO
                                DECEMBER 31, 1999


                                                         May 7, 1984
                                       Year               (Date of
                                       Ended            Inception) to
                                    December 31,          December 31,
                                       1999                  1999
                                 -------------         ---------------

REVENUE                          $           0         $             0

DEVELOPMENT COSTS                      623,196               1,030,580
                                 -------------         ---------------

NET (LOSS)                       $   ( 623,196)        $   ( 1,030,580)
                                 =============         ===============



            See Accompanying Notes and Independent Auditors' Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
             FOR THE PERIOD FROM MAY 7, 1984 (DATE OF INCEPTION) TO
                                DECEMBER 31, 1999


                                                                                                                            Paid In
                                                                                                                          Capital in
                                                                                          Common Stock                     Excess of
                                                                                 ------------------------------            Par Value
                                                                                  Shares               Amount               of Stock
                                                                                 ---------            ---------            ---------

BALANCE, MAY 7, 1984
   (DATE OF INCEPTION)                                                                   0            $       0            $       0

       Issuance of common stock for
          mineral lease (unknown value)
          and expenses at $.005 -
          May 7, 1984                                                              600,000                  600                2,400
       Issuance of common stock for
          cash at $.267 - May 7, 1984                                                8,610                    9                2,287
       Net loss for the period ended
          December 31, 1984                                                              0                    0                    0
       Issuance of common stock for
          services at $.267 -
          February 3, 1985                                                           9,000                    9                2,391
       Issuance of common stock for
          cash at $.267 - February 3, 1985                                          96,480                   96               25,632
       Net (loss) for the year ended
          December 31, 1985                                                              0                    0                    0
                                                                                 ---------            ---------            ---------

BALANCE, DECEMBER 31, 1985                                                         714,090                  714               32,710
                                                                                 ---------            ---------            ---------

BALANCE, DECEMBER 31, 1996                                                         714,090                  714               32,710

       Contribution to capital -
          expenses - 1997                                                                0                    0                3,600
       Net (loss) for the year ended
          December 31, 1997                                                              0                    0                    0
                                                                                 ---------            ---------            ---------

BALANCE, DECEMBER 31, 1997                                                         714,090                  714               36,310

       Contribution to capital -
          expenses - 1998                                                                0                    0                1,300
       Issuance of common stock
          for cash
          $.01 - May 29, 1998                                                    2,000,000                2,000               18,000
          $.01 - June 9, 1998                                                    9,000,000                9,000               81,000


                                                                       Deficit
                            Cumulative                               Accumulated
                             Currency            Advances            During the
                            Translation          On Stock            Development
                            Adjustment         Subscriptions            Stage


                             $      0             $      0             $      0




                                    0                    0                    0

                                    0                    0                    0

                                    0                    0               (5,296)


                                    0                    0                    0

                                    0                    0                    0

                                    0                    0              (28,128)
                             --------             --------             --------

                                    0                    0              (33,424)
                             --------             --------             --------

                                    0                    0              (33,424)


                                    0                    0                    0

                                    0                    0               (3,600)
                             --------             --------             --------

                                    0                    0              (37,024)


                                    0                    0                    0


                                    0                    0                    0
                                    0                    0                    0


            See Accompanying Notes and Independent Auditors' Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY( CONTINUED)
             FOR THE PERIOD FROM MAY 7, 1984 (DATE OF INCEPTION) TO
                                DECEMBER 31, 1999


                                                                                                       Paid In
                                                                                                     Capital in
                                                                                                      Excess of
                                                                              Common Stock            Par Value
                                                                   Shares              Amount         of Stock

           Issuance of common stock for
              net assets of Fenway
              Resources Ltd - $.387 -
              August 31, 1998                                           7,644,067   $      7,644  $    2,950,988
           Issuance of common stock
              for cash
              $3.00 - October 29, 1998                                      2,128              2           6,450
              $3.00 - October 29, 1998                                        670              1           2,031
           Net (loss) for the year
              ended December 31, 1998                                           0              0               0
                                                         ------------------------   ------------  --------------

BALANCE, DECEMBER 31, 1998                                             19,360,955         19,361       3,096,079

           Issuance of common stock for cash
              $   .25 - February   4, 1999                                500,000            500         124,500
              $ 3.00 - February 24, 1999                                    2,000              2           5,998
              $ 3.00 - March 16, 1999                                       5,000              5          14,995
              $ 3.00 - March 17, 1999                                       4,000              4        11,996
              $ 3.00 - March 30, 1999                                       9,000              9          26,991
              $ 3.00 - April 12, 1999                                       5,000              5          14,995
              $ 3.00 - November 3, 1999                                    32,000             32          95,968
              $ 2.25 - November 12, 1999                                   25,000             25          56,225
              $ 2.25 - November 16, 1999                                    3,000              3           6,747
              $ 2.00 - December 7, 1999                                     7,000              7          13,993
              $ 2.25 - December 14, 1999                                   11,112             11          24,988
           Advances on stock subscriptions                                      0              0               0
              $3.00 - July 2, 1999                                         65,000             65         194,935
              $3.00 - September 9, 1999                                     8,074              8          24,213
                 (Transferred from advances on
                 stock subscriptions)
           Cumulative currency translation adjustment                           0              0               0
           Net (loss) for the year
              ended December 31, 1999                                           0              0               0
                                                         ------------------------   ------------  --------------

BALANCE, DECEMBER 31, 1999                                             20,037,141   $     20,037  $    3,712,623
                                                         ========================   ============  ==============



            See Accompanying Notes and Independent Auditors' Report.

                                                                                              Deficit
                    Cumulative                                                              Accumulated
                     Currency                            Advances                           During the
                    Translation                          On Stock                           Development
                    Adjustment                         Subscriptions                           Stage




          $                            0      $                            0      $                            0


                                       0                                   0                                   0
                                       0                                   0                                   0

                                       0                                   0                           ( 370,360)
          ------------------------------      ------------------------------      ------------------------------

                                       0                                   0                           ( 407,384)


                                       0                                   0                                   0
                                       0                                   0                                   0
                                       0                                   0                                   0
                                       0                                   0                                   0
                                       0                                   0                                   0
                                       0                                   0                                   0
                                       0                                   0                                   0
                                       0                                   0                                   0
                                       0                                   0                                   0
                                       0                                   0                                   0
                                       0                                   0                                   0
                                       0                              24,221                                   0
                                       0                                   0                                   0
                                       0                            ( 24,221)                                  0


                                ( 17,019)                                  0                                   0

                                       0                                   0                           ( 623,196)
          ------------------------------      ------------------------------      ------------------------------

          $                     ( 17,019)     $                            0      $                  ( 1,030,580)
          ==============================      ==============================      ==============================


            See Accompanying Notes and Independent Auditors' Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                    FOR THE YEAR ENDED DECEMBER 31, 1999 AND
             FOR THE PERIOD FROM MAY 7, 1984 (DATE OF INCEPTION) TO
                                DECEMBER 31, 1999


                                                                                                               May 7, 1984
                                                                                      Year                      (Date of
                                                                                      Ended                   Inception) to
                                                                                  December 31,                December 31,
                                                                                      1999                        1999
                                                                         ------------------------------    ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
       Net (loss)                                                        $          ( 623,196)   $          ( 1,030,580)
       Adjustments to reconcile net (loss)
          to net cash (used) by operating activities
             Depreciation                                                               1,608                     2,195
             Contributions to capital and stock issued for
                expenses and services                                                       0                     9,000
       Changes in operating assets and liabilities
          Cash-held in lawyer's trust account                                               0                   118,578
          Interest receivable                                                                                   ( 1,867)
          Accounts receivable                                                          12,234                    14,678
          G.S.T. tax refund                                                           ( 1,711)                  ( 1,711)
          Accounts payable                                                             17,827                    81,812
          Accrued liabilities                                                          18,063                    24,778
                                                                         --------------------    ----------------------

          NET CASH (USED) BY OPERATING
             ACTIVITIES                                                             ( 575,175)                ( 783,117)
                                                                         --------------------    -----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Investment in Palcan Mining and Cement Corporations                              4,969                  ( 18,589)
       Change in Loans receivable                                                     ( 5,600)                  ( 5,600)
                                                                         --------------------    ----------------------

          NET CASH PROVIDED (USED) BY INVESTING
             ACTIVITIES                                                                 ( 631)                 ( 24,189)
                                                                         --------------------    ----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from issuance of common stock                                         593,320                   804,145
       Proceeds from issuance of short term notes                                       9,848                    42,106
                                                                         --------------------    ----------------------

          NET CASH PROVIDED BY FINANCING
             ACTIVITIES                                                               603,168                   846,251
                                                                         --------------------    ----------------------

EFFECT OF EXCHANGE RATE CHANGES ON
   CASH AND CASH EQUIVALENTS                                                         ( 17,019)                 ( 17,019)
                                                                         --------------------    ----------------------


            See Accompanying Notes and Independent Auditors' Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                    FOR THE YEAR ENDED DECEMBER 31, 1999 AND
             FOR THE PERIOD FROM MAY 7, 1984 (DATE OF INCEPTION) TO
                                DECEMBER 31, 1999


                                                                                                                    May 7, 1984
                                                                                           Year                      (Date of
                                                                                           Ended                   Inception) to
                                                                                       December 31,                December 31,
                                                                                           1999                        1999
                                                                              ------------------------------    ----------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                               $         10,343    $           21,926

CASH AT BEGINNING OF PERIOD                                                                       11,583                     0
                                                                                        ----------------    ------------------

CASH AT END OF PERIOD                                                                   $         21,926    $           21,926
                                                                                        ================    ==================

SCHEDULE OF NON CASH INVESTING AND
   FINANCING ACTIVITIES

       Issuance of 400,000 shares of common stock for mineral
          lease (unknown value) and expenses - 1984                                     $              0    $            3,000
                                                                                        ----------------    ------------------

       Issuance of 9,000 shares of common stock for
          services - 1985                                                               $              0    $            2,400
                                                                                        ----------------    ------------------

       Contribution to capital - expenses - 1997                                        $              0    $            3,600
                                                                                        ----------------    ------------------

       Contribution to capital - expenses - 1998                                        $              0    $            1,300
                                                                                        ----------------    ------------------

       Issuance of 7,644,067 shares of stock for
          Fenway Resources Ltd.- August 31, 1998                                        $              0    $        2,918,215
                                                                                        ----------------    ------------------

SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION

       Interest paid                                                                    $              0    $                0
                                                                                        ================    ==================

       Taxes paid                                                                       $              0    $                0
                                                                                        ================    ==================

            See Accompanying Notes and Independent Auditors' Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

     Cash and Cash Equivalents

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

     Property and Equipment

     Property and equipment are stated at cost. Major renewals and improvements are charged to the asset accounts while replacements, maintenance and repairs, which do not improve or extend the lives of respective assets, are expensed. At the time property and equipment are retired or otherwise disposed of, the assets and related depreciation accounts are relieved of the applicable amounts. Gains or losses from retirements or sales are credited or charged to income.

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

     Income Taxes

     The Company accounts for income taxes on an asset and liability approach to financial accounting. Deferred income tax assets and liabilities are computed annually for the difference between the financial statements and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.


     See Accompanying Notes and Independent Auditors' Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Income Taxes (Continued)

     Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities.

     The Company intends to reinvest its undistributed international earnings to expand its international operations; therefore, no tax will be provided to cover the repatriation of such future undistributed earnings.

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

     Net Loss Per Share

     The Company adopted Statement of Financial Accounting Standards No. 128 that requires the reporting of both basic and diluted earnings per share. Basic earnings per share is computed by dividing net income available to common shareowners by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with FASB 128, potentially dilutive warrants and options that would have an anti-dilutive effect on net loss per share are excluded.

     Disclosure About Fair Value of Financial Instruments

     The Company has financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at December 31, 1999 as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgement is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.


            See Accompanying Notes and Independent Auditors' Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Long-Lived Assets

     Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset in question may not be recoverable. This standard did not have a material effect on the Company's results of operations, cash flows or financial position.

     International Currency Translation

     For translation of its international currencies, the Company has determined that the local currencies of its international subsidiaries are the functional currencies.

NOTE 2 DEVELOPMENT STAGE OPERATIONS

     As of December 31, 1999, the Company was in the development stage of operations. According to the Financial Accounting Standards Board of the Financial Accounting Foundation, a development stage Company is defined as a company that devotes most of its activities to establishing a new business activity. In addition, planned principle activities have not commenced, or have commenced and have not yet produced significant revenue.

     FAS-7 requires that all development costs be expensed during the development period. The Company expensed $623,196 of development costs for the year ended December 31, 1999 and $1,030,580 from May 7, 1984 (date of inception) to December 31, 1999.

NOTE 3 INVESTMENT IN PALCAN MINING AND CEMENT CORPORATIONS

     Palcan Mining Corporation

     A.   Incorporation

          Palcan Mining Corporation was incorporated in the Republic of the Philippines on August 13, 1998 under Republic of the Philippines Sec. Reg. No. A199811014. The term for which the corporation is to exist is fifty years from and after the date of issuance of the certificate of incorporation.

     B.   Incorporators and directors

          Names and nationalities of the incorporators and directors are as follows:


            See Accompanying Notes and Independent Auditors' Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


NOTE 3 INVESTMENT IN PALCAN MINING AND CEMENT CORPORATIONS

                       Name                                 Nationality
          -------------------------------------             --------------------
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

     D.   Subscribers and issued capital

          25% of the authorized capital stock has been subscribed and at least 25% of the total subscription has been paid as follows:

                                                        Number of
                                                         Shares                        Amount                      Amount
                                 Name                  Subscribed                    Subscribed                     Paid

              Rene E. Cristobal                                       200     p                200,000      p              50,000
              Carlos A. Fernandez                                     150                      150,000                     37,500
              Dativa C. Dimaano-
                 Sangalang                                            250                      250,000                     62,500
              Arthur Leonard Taylor                                     1                        1,000                      1,000
              Herbert John Wilson                                       1                        1,000                      1,000
              Fenway Resources Ltd.                                   398                      398,000                    398,000
                                              ---------------------------     ------------------------      ---------------------
                                                                    1,000     p              1,000,000      p             550,000
                                              ===========================     ========================      =====================

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

            See Accompanying Notes and Independent Auditors' Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


NOTE 3 INVESTMENT IN PALCAN MINING AND CEMENT CORPORATIONS (CONTINUED)

     Palcan Cement Corporation

     A. Palcan Cement Corporation was incorporated in the Republic of the Philippines on August 12, 1998 under Philippines Sec. Reg. No. A199811013. The Company has a fiscal year end of December 31.

     B.   Incorporators and directors

          Names and nationalities of the incorporators and directors are as follows:

                   Name                         Nationality
    ---------------------------------------     ---------------------
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

     D.   Subscribers and issued capital

          The subscribers to the capital stock and the amounts paid-in to their subscriptions are as follows:

                                               Number of
                                                Shares                       Amount                   Amount
                             Name             Subscribed                   Subscribed          Paid

       Rene E. Cristobal                                    170     p              170,000     p              42,500
       Carlos A. Fernandez                                  150                    150,000                    37,500
       Dativa C. Dimaano-
          Sangalang                                         180                    180,000                    45,000
       Laurie G. Maranda                                      1                      1,000                     1,000
       Robert George Muscroft                                 1                      1,000                     1,000
       Arthur Leonard Taylor                                  1                      1,000                     1,000
       Herbert John Wilson                                    1                      1,000                     1,000
       Fenway Resources Ltd.                              4,496                  4,496,000                 4,496,000
                                      -------------------------     ----------------------     ---------------------
                                                          5,000     p            5,000,000     p           4,625,000
                                      =========================     ======================     =====================


            See Accompanying Notes and Independent Auditors' Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


NOTE 3 INVESTMENT IN PALCAN MINING AND CEMENT CORPORATIONS (CONTINUED)

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

            See Accompanying Notes and Independent Auditors' Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


NOTE 4 INVESTMENT IN THE REPUBLIC OF PHILIPPINES - CONSORTIUM AGREEMENT (CONTINUED)

     C.   Advances in Relation to the Joint Venture Mining Company

          I. In consideration of the amendments in the letter amendment agreement, Fenway shall, upon signing, pay the Consortium US $100,000 as an advance maintenance payment which shall be deducted from the royalties payable to the Consortium.

          II. JVMC is to advance US $100,000 to each member of the Consortium per year payable prorata in quarterly payments as advance royalty payments to be deducted from the royalties of $0.35 per ton of raw material used in the manufacture of cement from the properties. Advance royalty payments shall cease upon commencement of commercial production of any one of the properties of the Consortium.

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



            See Accompanying Notes and Independent Auditors' Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


NOTE 4 INVESTMENT IN THE REPUBLIC OF PHILIPPINES - CONSORTIUM AGREEMENT (CONTINUED)

     G.   Share Options and Warrants

          I. The Consortium members will have options to purchase Fenway shares, subject to regulatory approvals, as follows:

                                   CPMIC                                 PALAWAN STAR             PYRAMID HILL
          ---------------------------------------------------            ------------       ------------------
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



            See Accompanying Notes and Independent Auditors' Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


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


            See Accompanying Notes and Independent Auditors' Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


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

NOTE 6 LOAN RECEIVABLE

     On September 6, 1995, the Company loaned $80,000 to Central Palawan Mining & Industrial Corp., Palawan Star Mining Ventures Inc. and Pyramid Hill Mining & Industrial Corp. This loan bears interest at 7% per annum from date of signing until repaid in full.

NOTE 7 PROPERTY AND EQUIPMENT

     The components of the property and equipment are as follows:

         Office equipment                           $                   6,189
         Computers                                                      5,360
                                                    -------------------------

               Total cost                                              11,549

         Less accumulated depreciation                                  6,758
                                                    -------------------------

               Total property and equipment         $                   4,791
                                                    =========================

Depreciation expense for the year ended December 31, 1999 amounted to $1,608.


            See Accompanying Notes and Independent Auditors' Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


NOTE 8 INCOME TAXES

                                (Loss) before income taxes                                        $                    ( 640,215)
                                                                                                  ------------------------------

                                The provision  for income  taxes is estimated as
                                  follows:
                                                    Currently payable                             $                            0
                                                                                                  ------------------------------
                                                    Deferred                                      $                            0
                                                                                                  ------------------------------

                                A reconciliation  of the  provision  for  income
                                  taxes  compared  with the  amounts at the U.S.
                                  Federal  Statutory  and  Foreign  rates  is as
                                  follows:
                                                    Tax at U.S. Federal Statutory
                                                         income tax rates                         $                            0
                                                                                                  ------------------------------
                                                    Tax at foreign rates                          $                            0
                                                                                                  ------------------------------

                                Deferred  income  tax  assets  and   liabilities
                                  reflect  the impact of  temporary  differences
                                  between  amounts of assets and liabilities for
                                  financial  reporting purposes and the basis of
                                  such assets and liabilities as measured by tax
                                  laws.
                                                    The net deferred tax asset is                 $                            0
                                                                                                  ------------------------------
                                                    The net deferred tax liability is             $                            0
                                                                                                  ------------------------------

                                Temporary  differences  and carry  forwards that
                                  give  rise  to   deferred   tax   assets   and
                                  liabilities include the following:

                                                                                              Deferred Tax
                                                                               Assets                            Liabilities

                       Net operating losses                                     $          261,900      $               0

                       Valuation allowance                                                 261,900                      0
                                                                                ------------------      -----------------

                       Total deferred taxes                                     $                0      $               0
                                                                                ==================      =================


   A reconciliation  of the valuation  allowance is as follows:

                Balance, January 1, 1999                                                                $         102,000
                Addition for the year ended December 31, 1999                                                     159,900
                                                                                                        -----------------

                Balance, December 31, 1999                                                              $         261,900
                                                                                                        =================


            See Accompanying Notes and Independent Auditors' Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


NOTE 9 NET OPERATING LOSS CARRYFORWARDS

     The Company has the following net operating loss carryforwards:

               Tax Year                  Amount               Expiration date

      December 31, 1984           $           5,296          December 31, 1999
      December 31, 1985                      28,128          December 31, 2000
      December 31, 1987                       3,600          December 31, 2001
      December 31, 1998                     370,360          December 31, 2018
      December 31, 1999                     623,196          December 31, 2019
                                  -----------------
                                  $       1,030,580
                                  =================

NOTE 10 SHORT TERM NOTES PAYABLE

     The Company has two short term loans as follows:

         A.    Unsecured, 12% note dated June 3, 1998 for
               $150,000 Canadian dollars.  There is no due
               date on the note.                                                                   $                 103,242

         B.    Unsecured, 12% note dated September 28,
               1998 for $50,000 Canadian dollars.  There is no
               due date on the note.                                                                                  34,414
                                                                                                   -------------------------

                                                                                                   $                 137,656
                                                                                                   =========================

NOTE 11 STOCK OPTIONS

     The Company has stock options outstanding at December 31, 1999 as follows:

                                                         Number of                        Exercise                     Expiration
                     Name of Optionee                     Shares                            Price                         Date
        -----------------------------------      ------------------------         ------------------------      --------------
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


            See Accompanying Notes and Independent Auditors' Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


NOTE 11 STOCK OPTIONS (CONTINUED)

                                                        Number of                        Exercise                     Expiration
                Name of Optionee                         Shares                            Price                         Date
   ---------------------------------------      ------------------------         ------------------------      --------------
   Carlos Fernandez                                      200,000                         US $3.00                    July 4, 2004
   Robert Shoofey                                        180,000                         US $3.00                    July 4, 2004
   Daniel Maarsman                                       195,000                         US $3.00                    July 4, 2004
   Edward Cardozo                                        200,000                         US $3.00                    July 4, 2004
   Friedhelm Menzel                                      200,000                         US $3.00                    July 31, 2004
   William Anderson                                      200,000                         US $3.00                    July 31, 2004
   J. Roderick Ainsworth                                 200,000                         US $3.00                    July 31, 2004
                                                ------------------------
                                                       4,016,926

     At December 31, 1999 the Company had a stock-based compensation plan under which options were granted to employees and outside directors. The Company measures the compensation cost for these plans using the intrinsic value method of accounting prescribed by APB Opinion No. 25 (Accounting for Stock Issued to Employees). Given the terms of the Company's plans, no compensation cost has been recognized for its stock option plan.

     The Company's reported net (loss) and (loss) per share would have been increased had compensation cost for the Company's stock-based compensation plan been determined using the fair value method of accounting as set forth in SFAS No. 123 (Accounting for Stock- Based Compensation). For purposes of estimating the fair value disclosures below, the fair value of each stock option has been estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%; expected volatility of 50%; risk-free interest rate 6.75%; and expected lives of five years.

     Had compensation costs for the Company's plan been determined based on the fair value at the grant date consistent with the method of FASB Statement 123, the Company's net income and earnings per share would have been as indicated below:

                                                                        As Reported                    Pro Forma

          Net (loss)                                             $              ( 623,196)     $            ( 1,490,442)

          Primary (loss) per share                               $                 ( 0.03)     $                 ( 0.08)

   A summary of the all options is as follows:

          Balance at January 1, 1999                                            3,450,000
          Options issued                                                          900,000
          Options exercised                                                      ( 33,074)
          Options canceled                                                      ( 300,000)
                                                                 ------------------------

                     Balance at December 31, 1999                              4,016,926
                                                              ==========================

            See Accompanying Notes and Independent Auditors' Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


NOTE 11 STOCK OPTIONS (CONTINUED)

     Information regarding employee stock options outstanding as of December 31, 1999 is as follows:

                                                                           Options Outstanding

                                                                                                                      Weighted
                                                                                  Weighted                             Average
                                                                                   Average                            Remaining
                Price                                                             Exercise                           Contractual
                Range                        Shares                                 Price                               Life

    $                     3.00                    4,016,926            $                         3.00             4 years, 6 months


                                                            Options Exercisable

                                                                                  Weighted
                                                                                   Average
                Price                                                             Exercise
                Range                        Shares                                 Price

    $                     3.00                            0                          N/A

NOTE 12 STOCK WARRANTS

     The following warrants are outstanding and applicable to investment in projects in Palawan, Philippine.

     Warrants outstanding as of December 31, 1999.

      45,750      Shares at a price of Canadian $5.50 per share if exercised on or before
                  December 5, 2000
      25,250      Shares at a price of Canadian $5.50 per share if exercised on or before
                  February 25, 2001
      28,901      Shares at a price of Canadian $5.50 per share if exercised on or before
                  May 29, 2001
      25,000      Shares at a price of Canadian $5.50 per share if exercised on or before
                  June 2, 2001
      27,000      Shares at a price of Canadian $5.50 per share if exercised on or before
                  June 6, 2001
       2,128      Shares at a price of  United States  $4.00 per share if exercised on or before October 29, 2000
         670      Shares at a price of  United  States  $4.00 per share if exercised on or before October 29, 2000
      65,000      Shares at a price of  United  States  $4.00 per  share if  exercised on or before June 10, 2001
      32,000      Shares at a price of  United  States  $4.00 per  share if  exercised on or before February 11, 2001
      25,000      Shares at a price of  United  States  $3.00 per  share if  exercised on or before September 11, 2001


            See Accompanying Notes and Independent Auditors' Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


NOTE 12 STOCK WARRANTS (CONTINUED)

                3,000      Shares at a price of  United  States  $3.00 per  share if  exercised on or before September 11, 2001
                7,000      Shares at a price of  United  States  $3.00 per  share if  exercised on or before March 12, 2001
               11,112      Shares at a price of  United  States  $3.00 per  share if  exercised on or before December 13, 2001
  -------------------

              297,811

NOTE 13 CONSULTING AGREEMENT WITH RELATED PARTIES

     The Company assumed a consulting agreement with a former director of Fenway Resources Ltd. which requires quarterly payments of $5,000 (Canadian dollars).

NOTE 14 INTEREST EXPENSE

     The Company incurred $18,066 of interest expense for the year ended December 31, 1999.

NOTE 15 OPERATING LEASES

     The Company is leasing office facilities in Vancouver, British Columbia, Canada and Manila, Philippines as follows:

      Vancouver
             5 year lease expiring February 28, 2001
             Monthly rental of $308 plus occupancy costs
      Manila
             5 year lease expiring April 30, 2002
             Monthly rental of $1,754 plus occupancy costs

      Future minimum lease payments are as follows:

             December 31, 2000                $                 24,744
             December 31, 2001                                  24,744
             December 31, 2002                                   7,538
                                              ------------------------
                                              $                 57,026
                                              ========================

     Rent expense for the year ended December 31, 1999 is $40,233.



            See Accompanying Notes and Independent Auditors' Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

NOTE 16 CONTINGENT EMPLOYMENT CONTRACTS

     The Company has the following contingent employment contracts that only become effective in the event of an unfriendly or hostile take over:

                                                           Annual                      Expiration
              Title           Date                         Salary                         Date                       Renewable

   President and
   Chief Executive
   Officer                  September 1, 1995$              400,000 (CND)               August 31, 2000              5 year periods

   Secretary and
   Chief Financial
   Officer                  September 1, 1995$              300,000 (CND)               August 31, 2000              5 year periods

   Project Manager          February 1, 1996 $              200,000 (CND)               August 31, 2000              5 year periods

NOTE 17 FINANCIAL CONSULTING AGREEMENTS

     On November 4, 1999, the Company entered into a financial consulting agreement for the period from October 7, 1999 until April 30, 2000. The company is obligated to pay a monthly retainer of $10,000 from November 1, 1999 through April 1, 2000.

NOTE 18 GOING CONCERN

     The company is developing its cement operations in the Philippines and needs substantial funds to complete the project. Management is proceeding with its development plans and seeking new investors to finance the project.

NOTE 19 SUBSEQUENT EVENT

     Stock Options

     In January 24, 2000, the Company issued options for 200,000 common shares at United States $2.50. The options expire on January 24, 2001.



            See Accompanying Notes and Independent Auditors' Report.

Item 8. Changes in and Disagreements with Accountants.

There have been no changes in or disagreements with the Company=s accountants since the formation of the Company required to be disclosed pursuant to Item 304 of Regulation S-B, except for the following:

In August 1998, the Company's former accountants, the firm of Anderson, Anderson & Strong ("Anderson") were dismissed. Anderson's reports on the financial statements for either of the past two (2) years did not contain an adverse opinion or disclaimer of opinion and the reports were not modified as to uncertainty, audit scope or accounting principals. The decision to change accountants was recommended and approved by the Board of Directors and did not result from any disagreement regarding the Company's policies or procedures. There have been no disagreements with the Company's accountants since the formation of the Company. In August 1998, a new accountant, Moffitt & Company, PC was engaged as the principal accountant to audit the Company's financial statements.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons.

Executive Officers and Directors. We are dependent on the efforts and abilities of certain of our senior management. The interruption of the services of key management could have a material adverse effect on our operations, profits and future development, if suitable replacements are not promptly obtained. We anticipate that we will enter into employment agreements with each of our key executives; however, no assurance can be given that each executive will remain with us during or after the term of his or her employment agreement. In addition, our success depends, in part, upon our ability to attract and retain other talented personnel. Although we believe that our relations with our personnel are good and that we will continue to be successful in attracting and retaining qualified personnel, there can be no assurance that we will be able to continue to do so. All officers and directors of the Company will hold office until their resignation or removal.

The directors and principal executive officers of the Company are as specified on the following table:

--------------------------------------------------------------------------------
     Name                           Age      Position
--------------------------------------------------------------------------------
     Herbert John Wilson            58       President, Director
--------------------------------------------------------------------------------
     Arthur Leonard Taylor          69       Secretary, Vice President, Director
--------------------------------------------------------------------------------
     Robert George Muscroft         70       Vice President, Director
--------------------------------------------------------------------------------
     Rene Cristobel                 58       Director
--------------------------------------------------------------------------------
     Carlos A. Fernandez            63       Director
--------------------------------------------------------------------------------
     Raghbir Kahbra                 54       Director
--------------------------------------------------------------------------------

Biographical Information on Company=s Officers and Directors:

Herbert John Wilson is the President and a director of the Company. Mr. Wilson graduated from the University of British Columbia in 1962 with a Bachelor of Science degree in Chemistry. Beginning in 1962, Mr. Wilson worked for the Government of Canada Soil Survey Division as an assistant Soil Surveyor and Chemist. In 1963, Mr. Wilson accepted a position with MacMillan Bloedel Ltd., Port Alberni Pulp and Paper Division, as an Industrial Chemist. In 1964, Mr. Wilson enrolled in the graduate studies program at the University of British Columbia, where he studied soil science and plant physiology. From 1965 to 1973, Mr. Wilson was employed by Placer Development Ltd., as the Chief Geochemist. In 1973, Mr. Wilson began working for Hallmark Resources Ltd. and Ramm Venture Corporation as Chairperson and Managing Director, respectively. He was also the mine manager for Hallmark's quarry and gold prospect at Bullhead City, Arizona and Cronin Mine at Smithers in British Columbia. Mr. Wilson became President and a director of Ramm Venture Corporation in 1987 and was responsible for acquisition and development of silver, zinc and copper prospects in Houston and British Columbia. Mr. Wilson was the Chief Executive Officer and a director of Fenway Resources Ltd., a British Columbia corporation, from June 1, 1990, until June 10, 1998 when Fenway Resources Ltd., a British Columbia corporation, was domesticated in the State of Delaware as a Delaware corporation. Mr. Wilson was the Chief Executive Officer and a director of Fenway Resources Ltd., a Delaware corporation, until the assets of that corporation were acquired by the Company in August 1998.

Arthur Leonard Taylor is the Secretary, a Vice President and a director of the Company. In 1952, Mr. Taylor became a Chartered Accountant in the Province of British Columbia with Price Waterhouse. In 1954, he enrolled in the Executive Development Program at the University of British Columbia. From 1952 to 1957, Mr. Taylor worked as a Staff Accountant with Scott Paper Inc. in Philadelphia. He then became the Senior Financial Analyst for MacMillan Bloedel. In 1960, Mr. Taylor became the Vice President of Operations for McDonald's Drive-In Restaurants. From 1963 to 1971, Mr. Taylor was the Executive Vice President and General Manager of Burke's World-Wide Travel Ltd. From 1973 to 1981, he worked for Global Travel Computer Ltd., as Vice President. In 1981, Mr. Taylor accepted a position as a Consultant for Ramm Venture Corporation and Hallmark Resources Inc. In 1983, he became Vice President and Director of Franchising for Marlin Travel in Vancouver, British Columbia. Mr. Taylor was the President of Alliance of Canadian Travel Associations from 1991 to 1992, then became President of the Universal Federation of Travel Agents Association. Mr. Taylor was the Secretary, a Vice President and a director of Fenway Resources Ltd., a British Columbia corporation, from February 10, 1992 until June 10, 1998 when Fenway Resources Ltd., a British Columbia corporation, was domesticated in the State of Delaware as a Delaware corporation. Mr. Taylor was the Secretary and a director of Fenway Resources Ltd., a Delaware corporation, until the assets of that corporation were acquired by the Company in August 1998. Mr. Taylor is currently the President of Ramm Venture Corporation.

Robert George Muscroft is a Vice President and a director of the Company. Mr. Muscroft holds a Bachelor of Science degree in Mining Engineering from the University of Toronto. Mr. Muscroft currently holds professional affiliations with the Association of Professional

Engineers in British Columbia, the Association of Professional Engineers in Ontario and the Canadian Institute of Mining and Metallurgy. Mr. Muscroft worked for Steep Rock Iron Mines in 1953 as a Junior Engineer. In 1954, he became the Shift Boss for United Keno Hill Mines in the Yukon Territory. In 1968, he accepted a position as Project Manager of Cerro's Pine Bay Mine in Flin Flon, Manitoba. From there, he became the General Superintendent of Patino's Copper Rand Mine in 1969. From 1970 to 1975, he managed the Manitou Barvue Mines and from 1975 to 1977 he managed Kerr Addison's Agnew Lake Mine. From 1978 to 1979, Mr. Muscroft worked as Project Engineer for Ontario Hydro. From 1979 to 1982, he was the Senior Project Engineer for Placer Development Corporation. In 1982, he accepted a position as the Senior Mining Engineer for the Government of the Northwest Territories. From 1984 to 1995, Mr. Muscroft worked as an Independent Consulting Engineer for Fenway Resources Ltd., a British Columbia corporation. He also later assumed a position as a director of that corporation on September 6, 1991.

Rene E. Cristobel is a director of the Company. Mr. Cristobel graduated from the University of the East with a Bachelor of Science in Business Administration. He later earned a Master of Arts in Economics at the University of the East Graduate School in 1957. Mr. Cristobel is the current President of Trans-Orient Overseas Contractors, Inc. as well as current President of Manpower Resources of Asia, Inc., and Sealanes Marine Services, Inc. He is the vice president and founder of the Philippine Association of Manpower Agencies. He is also a director of Overseas Contractors Association of the Philippines and a member of the Philippine Association of Service Exporters, Inc. Mr. Cristobel is the Chairman of the Manpower Services Committee of the Philippine Chamber of Commerce and Industry. Mr. Cristobel currently serves as Governor of the Employers' Confederation of the Philippines and vice president of the Employment and Sustainable Development Division. He is the current vice chairman of the Bagong Bayani Foundation, Inc. Mr. Cristobel was honored by the POEA as the "Top Performance Awardee" for 1984, 1985, and 1986 and his name currently resides in that organization's Hall of Fame. Moreover, he was honored by Central Bank as the "Top Foreign Exchange Earner Awardee" in 1984. Mr. Cristobel is also active in the International Labor Organization ("ILO") and non-government organizations in labor migration. As such, he has been not only a participant but also a consultant in the following symposiums sponsored by the ILO: Intercountry Programme on Overseas Employment Administration Training in Manila; Standardization of Job Classification for Overseas Employment; Labour Migration in Bangkok; Return Migration in Pakistan; Employers' Confederation of the Philippines in Geneva; Rehabilitation of Sri Lankan Returnees of the Kuwait War in Sri Lanka; and Association of General Contractors of Finland. He became a director of Fenway Resources Ltd., a British Columbia corporation, on October 8, 1997.

Carlos A. Fernandez is a director of the Company. Mr. Fernandez earned a Bachelor of Political Science, History and Government from the Philippine Normal College in 1960 and a Master of Arts in Anthropology and Sociology from Ateneo de Manila in 1967. In 1969, he enrolled in the University of California and graduated in 1969 with a Master of Arts in Social Anthropology. Dr. Fernandez completed his doctoral studies in 1974 in Social Anthropology. He then received a Master of Science in Rural Policy and Regional Planning from the Institute of Social Studies, The Hague, Netherlands. His fellowships for post graduate work include: Small Holder Agriculture and Food Security, University of Paris, Sorbonne, 1996; Rural Policy of the Year 2000, Land Reform Training Institute, Taiwan 1993; Highland Agricultural Policy and Plans, International Center for Mountain Development, Nepal 1990; Managing Farming Systems Research, University of Florida 1989; Museology, City Museum of Venice (1978); and Mexico Museum of Anthropology, 1986. In addition to the above, Dr. Fernandez has chaired numerous committees on agricultural and development programs including: 1996 Planning Adviser for the Livelihood Components Banati Say Conservation and Rehabilitation Joint Project of 3 Municipalities of Iloilo; 1996 Chairman of the Oversight Committee for the Mt. Apo National Park And Interagency Technical Study and Policy Team of Mt. Apo National Park, organized by the Southern Mindanao Regional Agriculture Program, Davao City (1991-1996); 1996 Planning Adviser to the Sarangani Provincial government Regional Museum for Culture and Natural Heritage, Alabel, Sarangani Province; 1996 Planning and Social Development Specialist Advisor for the Mangrove and Coastal Marine Ecosystem: The Case of Bohol Small Island Ecosystem Project, European Union, Pitogo, Tagbilaran, Bohol; and 1996 Planning Specialist/Advisor to the Mangrove Project Small Islands Ecosystems Project-European Union, Guirnaras. Dr. Fernandez has written papers on Anthropology and Sociology and on Rural and Regional Planning. He has participated in and conducted numerous training and educational programs, mostly in his specialties of agriculture, anthropology and rural planning. Dr. Fernandez has been previously associated with various regional centers and government departments (including an eight year tenure as Undersecretary to the Department of Agriculture). He served in government for 25 years and represented the Philippines as Chief of Mission in the ASEAN, UN-FAO and the Non-Aligned Movement. Over the past year, Dr. Fernandez has taken an active role in assisting both the Company and governmental agencies to provide food, seed, fertilizer and hand tools to the tribes-people in the region of Southern Palawan, particularly in the area where the Palawan Cement Project proponents operate. He became a director of Fenway Resources Ltd., a British Columbia corporation, on January 22, 1998.

Raghbir Kahbra is a director of the Company. Mr. Kahbra graduated from Panjab University in Chandigarh, India with a Bachelor of Science in Combined Sciences. He also attended the Control Data Institute in Frankfurt, Germany studying Computer Technology, and the West Midland School of Business Studies in Wolverhampton, England, where he studied business. From 1972 to 1974, he worked for A.G. Frankfurt Airport in Frankfurt, Germany as a computer technician. From 1974 to 1978, Mr. Kahbra worked for the National Chemsearch U.K. Ltd., in West Bromwich, England as an analyst and programmer. From 1978 to 1981, he worked for Birmid Qualcast Foundries Ltd., in Smethwick, England as a senior systems analyst. Mr. Kahbra worked for First Interstate Bank of Oregon in Portland, Oregon from 1981 to 1989 as a project manager. In 1989, Mr. Kahbra became a technical consultant for Security Pacific Automation Company in Seattle, Washington, where he managed and facilitated the design, development and utilization of state-of-the-art business focused software. In 1992 Mr. Kahbra became senior project analyst for Seafirst Bank in Seattle, Washington, where he researched and re-engineered existing business processes and managed new software implementation. Currently, Mr. Kahbra is employed by Standard Insurance Company in Portland, Oregon as a senior project leader. His areas of expertise include Project Management; Analysis and Design, Enterprise Modeling; Methodology Development; and Business Process Re-engineering.

None of the above listed individuals share any familial relationship. Other than the persons specified above, there are no significant employees expected by us to make a significant contribution to our business. All our directors serve until the next annual meeting of stockholders. Our executive officers are appointed by our Board of Directors and serve at the discretion of the Board of Directors.

There are no orders, judgments, or decrees of any governmental agency or administrator, or of any court of competent jurisdiction, revoking or suspending for cause any license, permit or other authority to engage in the securities business or in the sale of a particular security or temporarily or permanently restraining any officer or director of the Company from engaging in or continuing any conduct, practice or employment in connection with the purchase or sale of securities, or convicting such person of any felony or misdemeanor involving a security, or any aspect of the securities business or of theft or of any felony, nor are any of the officers or directors of any corporation or entity affiliated with the Company so enjoined.

Section 16(a) Beneficial Ownership Reporting Compliance. We do not presently have knowledge as to whether all of our officers, directors, and principal shareholders have filed all reports required to be filed by those persons on, respectively, Form 3 (Initial Statement of Beneficial Ownership of Securities), a Form 4 (Statement of Changes of Beneficial Ownership of Securities), or a Form 5 (Annual Statement of Beneficial Ownership of Securities).

Item 10. Executive Compensation

Any compensation received by officers, directors, and management personnel of the Company will be determined from time to time by the Board of Directors of the Company. Officers, directors, and management personnel of the Company will be reimbursed for any out-of-pocket expenses incurred on behalf of the Company.

Summary Compensation Table. The table set forth below summarizes the annual and long-term compensation for services in all capacities to the Company payable to the President of the Company and the other executive officers of the Company whose total annual salary and bonus is anticipated to exceed $50,000 during the year ending December 31, 2000. The Board of Directors of the Company may adopt an incentive stock option plan for its executive officers which would result in additional compensation.

                           SUMMARY COMPENSATION TABLE

                               ANNUAL COMPENSATION

------------------------------------------------------------------------------------------------------------------
                                                                                  Other Annual      All Other
  Name and Principal Position               Year        Salary($)      Bonus($)   Compensation($)  Compensation($)
------------------------------------------------------------------------------------------------------------------
H. John Wilson, President                    2000      400,000.00       None           None            None
------------------------------------------------------------------------------------------------------------------
A. Leonard Taylor, Secretary,                2000      300,000.00       None           None            None
------------------------------------------------------------------------------------------------------------------
Robert George Muscroft, Vice President       2000      200,000.00       None           None            None
------------------------------------------------------------------------------------------------------------------


Other than as set forth under the heading "Employment Agreements" below, there is no arrangement for compensation of the named Executive officers or directors of the Company in the event of termination of employment, changes in responsibilities and/or employment contracts, or in the event of change of control of the Company.

Employment Agreements. On September 1, 1995, Fenway Resources Ltd., a British Columbia corporation, entered into an employment agreement, with a term expiring August 31, 2000, with H. John Wilson (the "Wilson Agreement"), pursuant to which Mr. Wilson agreed to act as the President and Chief Executive Officer of that corporation. The Wilson Agreement was assumed by the Company and is renewable by mutual consent of the parties for successive five (5) year periods.

Pursuant to the terms of the Wilson Agreement, Mr. Wilson is entitled to compensation in the amount of $400,000 per year, commencing September 1, 1995. Despite the terms of the Wilson Agreement, Mr. Wilson has only received $3,250 per month from the Company and has agreed to defer all other compensation payable to him until the Company's board of directors deems it appropriate to pay Mr. Wilson the full amount of the compensation and benefits required pursuant to the Wilson Agreement. The unpaid compensation to Mr. Wilson is accruing.

Mr. Wilson is also entitled to reimbursement for out-of-pocket expenses and rights and benefits pursuant to any profit sharing, deferred compensation, stock appreciation rights, stock option or other plans or programs adopted by the Company, if any, comparable to rights and benefits pursuant to such plans and programs as are customarily granted to persons holding similar positions as that held by Mr. Wilson or performing duties similar to those performed by him in corporations of similar size that carry on a similar type of business as that carried on by the Company.

On September 1, 1995, Fenway Resources Ltd., a British Columbia corporation, entered into an employment agreement with A. Leonard Taylor (the "Taylor Agreement"), pursuant to which Mr. Taylor agreed to act as that corporation's Secretary and Chief Financial Officer. The Taylor Agreement was assumed by the Company and has terms and conditions similar to those in the Wilson Agreement, with a significant difference in compensation.

Specifically, pursuant to the terms of the Taylor Agreement, Mr. Taylor is entitled to compensation in the amount of $300,000 per year, commencing September 1, 1995. Despite the terms of the Taylor Agreement, Mr. Taylor has only received $2,600 per month from the Company and has agreed to defer all other compensation payable to him until the Company's board of directors deems it appropriate to pay Mr. Taylor the full amount of the compensation and benefits required pursuant to the Taylor Agreement. The unpaid compensation to Mr. Taylor is accruing.

On February 1, 1996, Fenway Resources Ltd., a British Columbia corporation, entered into an employment agreement with R. George Muscroft (the "Muscroft Agreement"), pursuant to which Mr. Muscroft agreed to act as that corporation's Project Manager, Port and Power. The Muscroft Agreement was assumed by the Company and is substantially the same as the Wilson agreement, except for compensation.

Pursuant to the terms of the Muscroft Agreement, Mr. Muscroft is entitled to compensation in the amount of $200,000 per year, commencing September 1, 1995. Despite the terms of the Muscroft Agreement, Mr. Muscroft has only received $3,250 per month from the Company and has agreed to defer all other compensation payable to him until the

Company's board of directors deems it appropriate to pay Mr. Muscroft the full amount of the compensation and benefits required pursuant to the Muscroft Agreement. The unpaid compensation to Mr. Muscroft is accruing.

Compensation of Directors. For the Company's most recently completed fiscal year:

     (a) no compensation of any kind was accrued, owing or paid to any of the Company's directors for acting in their capacity as such; and

     (b) no arrangements of any kind existed with respect to the payment of compensation of any kind to any of the Company's directors for acting in their capacity as such.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

(a) Security Ownership of Certain Beneficial Owners. The following table specifies individuals or entities, other than directors and officers, who are beneficial owners of 5% or more of our issued and outstanding common stock:

Title of Class             Name of Beneficial Owner                 Amount of Beneficial Owner                Percent of Class
--------------             ------------------------                 --------------------------                ----------------
Common Stock               Fenway Resources Ltd., a Delaware        7,644,867 Shares                          38.2%
                           corporation


(b) Security Ownership by Management. The following table specifies the amount of our shares of $.001 par value common stock and the amount of options to purchase our shares of $.001 par value common stock that each executive officer and director hold, rounded to the nearest 1/10 of 1%.

Title of Class               Name of Beneficial Owner                Amount of Beneficial Owner               Percent of Class
--------------               ------------------------                --------------------------               ----------------
Common Stock                 H. John Wilson, President               4,037 Shares                             *2.5%
Options to ***               and a Director                          495,963 Options
Purchase Common              574 Clearwater Way
Stock at $3.00               Coquitlam, B.C., V3C 5W3

Common Stock                 A. Leonard Taylor                       4,037 Shares                             *2.5%
Options to ***               Chief Financial Officer,                495,963 Options
Purchase Common              Secretary and a Director
Stock at $3.00               63 Chadwick Road
                             R.R.#6, Site 19, C27
                             Gibsons, B.C. V0N 1V0

Options to ***               R. George Muscroft,                     300,000 Options                          *1.5%
Purchase Common              Vice President and Director
Stock at $3.00               13339 14A Avenue
                             Surrey, B.C. V4A 6H6

Options to ***               Rene Cristobel, Director                200,000 Options                          *1.0%
Purchase Common              15 Sto. Domingo St.
Stock at $3.00               Urdaneta Village
                             Makati City, Philippines

Options to ***               Dr. Carlos A. Fernandez,                200,000 Options                          *1.0%
Purchase Common              Director
Stock at $3.00               59 Caimito Road
                             Mapayapa Village
                             Quezon City, Philippines

Common Stock                 Raghbir Kahbra, Director                2,000,000**                              10.0%
                             13911 N.W. 21st Avenue
                             Vancouver, Washington 98685


Common Stock                 All officers and directors as a group   3,700,000                                *18.5%


*    Percent of common stock held if all options are exercised.

**   Issued May 29, 1998, for a total consideration of $20,000.

*** All Options expire July 4, 2004, and are exercisable at any time at the discretion of the holder.

Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. In accordance with Commission rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees. Subject to community property laws, where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

Changes in Control. Our management is not aware of any arrangements which may result in "changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-B.

Item 12.  Certain Relationships and Related Transactions.

Transactions with Promoters.

Not applicable.

Related Party Transactions. There have been no related party transactions which would be required to be disclosed pursuant to Item 404 of Regulation S-B, except for the following:

On or about August 10, 1998, we purchased the assets of Fenway Resources, Ltd., a British Columbia corporation, which had redomiciled to Delaware. Thereafter, we issued 7,644,067 shares of our common stock for the assets acquired. It is anticipated that Fenway Resources, Ltd. will wind up and dissolve and those shares of our common stock will be distributed, pro rata, to the shareholders of Fenway Resources, Ltd. at such time as the appropriate registration statement is effective with the Securities and Exchange Commission.

Rene Cristobel, Carlos Fernandez, Laurie Maranda, R. George Muscroft, Milton Schlesinger, A. Leonard Taylor, and H. John Wilson were directors of Fenway Resources, Ltd. at the time of the acquisition, with A. Leonard Taylor serving as the Secretary and Chief Financial Officer and H. John Wilson serving as the President and Chief Executive Officer of Fenway Resources, Ltd.

The Option Agreement which we entered into with Negor Corporation, a Philippine corporation, in which we hold a 90% equity interest, provides for, among other things, payment of $50,000 at the date of signing that agreement and an additional $50,000 payment no later than September 30, 1998, both of which payments were made. Additional terms and conditions of the Option Agreement are specified at Page 19 of this Registration Statement under the caption entitled The Negros Project. Negor Corporation had no prior affiliations with us and does not share any common management with us.

On February 1, 1996, we entered into employment agreements with R. George Muscroft, a former director of Fenway Resources, Ltd. and a present officer and director of the Company. Fenway Resources, Ltd.'s employment agreement with Mr. Muscroft was assumed by us and provides for, among other things, a payment to Mr. Muscroft of $3,250, payable quarterly. The employment agreement supersedes a previous consulting agreement and is attached to our Amendment No.1 to Form 10-SB as exhibit 10.5.

Palcan Mining Corporation ("PMC"), was incorporated in the Republic of the Philippines on August 13, 1998, and has several common directors with the Company. Specifically, Herbert John Wilson, President of the Company, is an incorporator and director of PMC. Arthur Leonard Taylor, Chief Financial
Officer, Secretary and a director of the Company, is an incorporator and director of PMC. Rene E. Cristobel and Carlos A. Fernandez, directors of the Company, are also incorporators and directors of PMC. Rene E. Cristobel is also the President of PMC and owns 20% of the issued and outstanding shares of common stock of PMC which will be voted in favor of the Company. Fenway Resources Ltd. paid 398,000 Philippine Pesos for 398 shares of PMC which equals 39.8% of the issued and outstanding shares of common stock of PMC.

The primary purpose of PMC is to hold the mineral claims of Central Palawan Mining & Industrial Corp. ("CPMIC"), Palawan Star Mining Ventures Inc. ("PSMVI") and Pyramid Hill Mining & Industrial Corp. ("PHMIC"), their respective Mineral Production Sharing Agreements, Environmental Compliance Certificates, quarry shale and limestone, and any other commercial minerals found on these claims. Moreover, PMC shall buy, sell, exchange or otherwise produce and deal in all kinds of minerals, as well as purchase, lease, option, locate or otherwise acquire, own, exchange, sell, assign or contract out the property and the operation of the property; or otherwise dispose of, pledge, mortgage, deed in trust, hypothecate and deal in mining claims, land related to production from the mining claims, timber lands, water, and water rights and other property, both real and personal.

We lent $80,000 to CPMIC, PSMVI and PHMIC on September 6, 1995. This loan accrues interest at 7% per annum from the date of signing until repaid in full. The loan is repayable out of future royalty payments due to CPMIC after the start-up of operations.
The balance of the loan presently totals $89,411.

By a letter amendment agreement dated March 21, 1997, all prior agreements between successors-in-interests to the Company and CPMIC, PSMVI, and PHMIC were amended to provide, among other things, that (i) a Joint Venture Mining Company ("JVMC") would be established; (ii) CPMIC, PSMVI and PHMIC (collectively, the "Consortium") would not have any equity interest in the JVMC, and each member would sign and waive all right to own and subscribe to the shares of the JVMC;
(iii) 10% of the net profits of the JVMC would be paid to the Consortium as consideration for the transfer of their respective interests in each of the properties, including the mining claims; (iv) royalty payments applicable to raw materials quarried or mined from property belonging individually to CPMIC, PSMVI and PHMIC would be waived and surrendered by each member of the Consortium in favor of the Consortium; and (v) the properties, consisting of mining claims, the Mineral Production Sharing Agreement, the Environmental Compliance Certificate, and all rights, title and interest thereto, would be transferred by each member of the Consortium to the JVMC.

We have also agreed to pay the Consortium $100,000 as an advance payment which will be deducted from the royalties payable to the Consortium. The agreement also specifies that JVMC is to advance $100,000 to each member of the Consortium each year, payable pro rata in quarterly payments, as advance royalty payments to be deducted from the royalties of $0.35 per tonne of raw material used in the manufacture of cement from the properties. Advance royalty payments shall cease upon commencement of commercial production of any one of the properties of the Consortium.

The agreement also specifies that a joint venture cement manufacturing company ("JVCC") will be formed for the development of the Palawan Cement Project to manufacture cement and related cement products and that 10% interest in the net profits of the JVCC shall be allocated to the Consortium from the interest of the Company in the JVCC.

The agreement also specifies that the Consortium members will have options to purchase shares of our common stock, subject to regulatory approvals and other conditions, as follows:

------------------------------------------------------------------------------------------------
            CPMIC                                PSMVI                         PHMIC
------------------------------------------------------------------------------------------------
Nine hundred thousand shares @ CDN           1 million shares           4 million shares
$2.00/share (Approximately US$1.36)*         @ CDN $4.00/share          @ CDN $2.00/share
                                             (Approximately US$2.72)*   (Approximately US$1.36)*
------------------------------------------------------------------------------------------------
With 1:1 warrant                              1 million shares
@ CDN $3.00/share (Approximately US$2.04)*    @ CDN $5.00/share
exercisable at any time                       (Approximately US$3.40)*
                                              exercisable at any time
------------------------------------------------------------------------------------------------

* Based on exchange rate of 1.47 Canadian dollars to US dollars, as of December 31, 1999. On or about May 27, 1998, we issued 2,000,000 shares of our $.001 par value common stock to Raghbir Kahbra, a director of the Company, for a total consideration of $20,000.

Other than the transactions and proposed transactions between the Company and PMC, PCC, CPMIC, PSMV, PHMI, Negor Corporation, NMC, NCC, JVMC and JVCC
disclosed herein, no significant future related party transactions are contemplated at this time.

Item 13. Exhibits and Reports on Form 8-K

Copies of the following documents are filed with this Registration Statement, Form SB-2, as exhibits:

3.1    Corporate Charter of Nevada/Utah Gold Inc. (Charter document)*

3.2 Bylaws of Nevada/Utah Gold Inc. (Instrument defining the rights of Security holders) *

3.3    Articles of Incorporation of Nevada/Utah Gold Inc. (Charter document) *

3.4 Certificate of Amendment to the Articles of Incorporation of Nevada/Utah Gold Inc. authorizing the name change (Charter document) *

3.5 Certificate of Amendment to the Articles of Incorporation of Fenway International Inc. authorizing issuance of additional shares*

5.     Opinion Re: Legality (not applicable)

8.     Opinion Re: Tax Matters (not applicable)

10.1   Option Agreement Regarding Negor RR Cement Corporation Project*

10.2 Agreement of Purchase and Sale of Assets between Fenway Resources Ltd. and Nevada/Utah Gold, Inc. dated August 10, 1998*

10.3   Employment Agreement (H. John Wilson) *

10.4   Employment Agreement (A. Leonard Taylor) *

10.5   Employment Agreement (R. George Muscroft) *

10.6 Memorandum of Agreement (Dated August 29, 1996 by and between Central Palawan Mining & Industrial Corporation and Fenway Resources Ltd.) *

10.7 Memorandum of Agreement (Dated November 11, 1996 by and between Palawan Star Mining Ventures, Inc. and Fenway Resources Ltd.) *

10.8 Memorandum of Agreement (Dated November 11, 1996 by and between Pyramid Hill Mining & Industrial Corporation and Fenway Resources Ltd.) *

10.9   Amendment to MOA and other Agreements dated March 21, 1997 *

10.10 Agreement (Dated June 29, 1999) by and between First Access Financial Group, Inc. and Fenway International, Inc.***

21     Corporate Chart*

27     Financial Data Schedule


* Previously filed as exhibits to Registration Statement on Form 10-SB filed on March 8, 1999.

** Previously filed as exhibits to Amendment No. 1 to Form 10-SB filed on August 13, 1999.

*** Previously filed as exhibits to Amendment No. 2 to Form 10-SB filed on November 5, 1999.

****   Included in Financial Statements.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of Vancouver, British Columbia, on April 14, 2000.

                                              Fenway International, Inc.,
                                              a Nevada corporation


                                              By:   /s/ H. John Wilson
                                                    -------------------------
                                                    H. John Wilson
                                              Its:  President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Fenway International, Inc.


By:      /s/ Arthur Leonard Taylor                              April 13, 2000
         --------------------------------------
         Arthur Leonard Taylor
Its:     Secretary, Vice President and Director


By:       /s/ Robert George Muscroft                            April 14, 2000
         --------------------------------------
         Robert George Muscroft
Its:     Vice President and Director


By:      /s/ Rene Cristobel                                      April 14, 2000
         --------------------------------------
         Rene Cristobel
Its:     Director


By:      /s/ Carlos A. Fernandez                                 April 14, 2000
         --------------------------------------
         Carlos A. Fernandez
Its:     Director


By:       /s/ Raghbir Kahbra                                     April 14, 2000
         --------------------------------------
         Raghbir Kahbra
Its:     Director