Form 10QSB
period 2000-03-31
FENWAY INTERNATIONAL INC
filed 2000-05-26
CIK 1080951

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000


|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________ to __________________

Commission File Number: ______________

                           FENWAY INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

Nevada                                                                98-0203850
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

      308-409 Granville Street, Vancouver, British Columbia, Canada V6C 1T2
                  (Address of principal executive offices         (Zip Code)

                                  604.844.2265
              (Registrant's Telephone Number, Including Area Code)


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of March 31, 2000, there were 20,265,141 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements







                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                                 MARCH 31, 2000

                                TABLE OF CONTENTS

                                                                      Page No.
                                                                      --------


INDEPENDENT ACCOUNTANTS' REVIEW REPORT ...............................      1

FINANCIAL STATEMENTS

       Balance Sheet..................................................      2

       Statements of Comprehensive (Loss).............................      3

       Statements of Operations.......................................      4

       Statement of Changes in Stockholders' Equity...................    5 - 7

       Statements of Cash Flows.......................................    8 - 9

       Notes to Financial Statements..................................   10 - 24

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                 MARCH 31, 2000
                                   (UNAUDITED)

                                     ASSETS
Cash and cash equivalents                                                             $   130,124
Advance royalty payments                                                                  160,813
Prepaid expenses                                                                            3,633
Investment in Palcan Mining and Cement Corporations                                        18,563
Investments in projects in The Republic of the Philippines                              2,685,687
Loan receivable                                                                            92,400
Property and equipment, net of accumulated depreciation                                     4,720
                                                                                      -----------

            TOTAL ASSETS                                                              $ 3,095,940
                                                                                      ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
       Accounts payable
          Trade                                                   $    46,764
         Related parties                                               71,904
       Accrued liabilities                                             28,868
       Short-term notes payable                                       137,466
                                                                  -----------
             TOTAL LIABILITIES                                                        $   285,002

STOCKHOLDERS' EQUITY
       Common stock, par value $0.001 per share
            Authorized 100,000,000 shares
            Issued and outstanding - 20,265,141 shares                 20,265
       Paid in capital in excess of par value of stock              4,052,395
       Cumulative currency translation adjustment                     (21,084)
       Deficit accumulated during development stage                (1,240,638)
                                                                  -----------

            TOTAL STOCKHOLDERS' EQUITY                                                  2,810,938
                                                                                      -----------

            TOTAL LIABILITIES AND STOCKHOLDERS'
              EQUITY                                                                  $ 3,095,940
                                                                                      ===========


       See Accompanying Notes and Independent Accountants' Review Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF COMPREHENSIVE (LOSS)
                  FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND
             FOR THE PERIOD FROM MAY 7, 1984 (DATE OF INCEPTION) TO
                                 MARCH 31, 2000
                                   (UNAUDITED)

                                                                    May 7, 1984
                                                     Three Months     (Date of
                                                        Ended      Inception) to
                                                      March 31,      March 31,
                                                        2000           2000
                                                     -----------    -----------

NET (LOSS)                                           $  (210,058)   $(1,240,638)

OTHER COMPREHENSIVE (LOSS)
       Foreign currency translation adjustments           (4,065)       (21,084)
                                                     -----------    -----------

NET COMPREHENSIVE (LOSS)                             $  (214,123)    (1,261,722)
                                                     ===========    ===========


       See Accompanying Notes and Independent Accountants' Review Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND
             FOR THE PERIOD FROM MAY 7, 1984 (DATE OF INCEPTION) TO
                                 MARCH 31, 2000
                                   (UNAUDITED)


                                                                    May 7, 1984
                                              Three Months            (Date of
                                                 Ended             Inception) to
                                               March 31,             March 31,
                                                 2000                  2000
                                              -----------           -----------

REVENUE                                       $         0           $         0

DEVELOPMENT COSTS                                 210,058             1,240,638
                                              -----------           -----------

NET (LOSS)                                    $  (210,058)          $(1,240,638)
                                              ===========           ===========



NET (LOSS) PER COMMON SHARE

       Basic and diluted                      $    ( .01)
                                              ==========

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING

       Basic and diluted                       20,227,141
                                              ===========




       See Accompanying Notes and Independent Accountants' Review Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
             FOR THE PERIOD FROM MAY 7, 1984 (DATE OF INCEPTION) TO
                                 MARCH 31, 2000
                                   (UNAUDITED)

                                                                             Paid In                                      Deficit
                                                                            Capital in    Cumulative                    Accumulated
                                                    Common Stock             Excess of     Currency        Advances      During the
                                               -----------------------       Par Value    Translation      On Stock      Development
                                                Shares         Amount        of Stock     Adjustment     Subscriptions     Stage
                                               ---------      --------       ---------    -----------    -------------   -----------
BALANCE, MAY 7, 1984
   (DATE OF INCEPTION)                                 0      $       0      $       0      $       0      $       0      $       0

      Issuance of common stock for
         mineral lease (unknown value)
         and expenses at $.005 -
         May 7, 1984                             600,000            600          2,400              0              0              0
      Issuance of common stock for
         cash at $.267 - May 7, 1984               8,610              9          2,287              0              0              0
      Net loss for the period ended
         December 31, 1984                             0              0              0              0              0         (5,296)
                                               ---------      ---------      ---------      ---------      ---------      ---------

BALANCE, DECEMBER 31, 1984                       608,610            609          4,687              0              0         (5,296)

      Issuance of common stock for
         services at $.267 -
         February 3, 1985                          9,000              9          2,391              0              0              0
      Issuance of common stock for
         cash at $.267 - February 3, 1985         96,480             96         25,632              0              0              0
      Net (loss) for the year ended
         December 31, 1985                             0              0              0              0              0        (28,128)
                                               ---------      ---------      ---------      ---------      ---------      ---------

BALANCE, DECEMBER 31, 1985                       714,090            714         32,710              0              0        (33,424)
                                               ---------      ---------      ---------      ---------      ---------      ---------

BALANCE, DECEMBER 31, 1996                       714,090            714         32,710              0              0        (33,424)

      Contribution to capital -
         expenses - 1997                               0              0          3,600              0              0              0
      Net (loss) for the year ended
         December 31, 1997                             0              0              0              0              0         (3,600)
                                               ---------      ---------      ---------      ---------      ---------      ---------

BALANCE, DECEMBER 31, 1997                       714,090            714         36,310              0              0        (37,024)

      Contribution to capital -
         expenses - 1998                               0              0          1,300              0              0              0
      Issuance of common stock
         for cash
         $.01 - May 29, 1998                   2,000,000          2,000         18,000              0              0              0
         $.01 - June 9, 1998                   9,000,000          9,000         81,000              0              0              0


       See Accompanying Notes and Independent Accountants' Review Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY( CONTINUED)
             FOR THE PERIOD FROM MAY 7, 1984 (DATE OF INCEPTION) TO
                                 MARCH 31, 2000
                                   (UNAUDITED)

                                                                             Paid In                                      Deficit
                                                                            Capital in    Cumulative                    Accumulated
                                                    Common Stock             Excess of     Currency        Advances      During the
                                               ------------------------      Par Value    Translation      On Stock      Development
                                                Shares          Amount       of Stock     Adjustment     Subscriptions     Stage
                                               ---------       --------      ---------    -----------    -------------   -----------
        Issuance of common stock for
           net assets of Fenway
           Resources Ltd - $.387 -
           August 31, 1998                       7,644,067    $   7,644      $ 2,950,988    $      0       $      0     $         0
        Issuance of common stock
           for cash
           $3.00 - October 29, 1998                  2,128            2            6,450           0              0               0
           $3.00 - October 29, 1998                    670            1            2,031           0              0               0
        Net (loss) for the year
           ended December 31, 1998                       0            0                0           0              0        (370,360)
                                                ----------    ---------      -----------    --------       --------     -----------

BALANCE, DECEMBER 31, 1998                      19,360,955       19,361        3,096,079           0              0        (407,384)

        Issuance of common stock for cash
           $  .25 - February 4, 1999               500,000          500          124,500           0              0               0
           $ 3.00 - February 24, 1999                2,000            2            5,998           0              0               0
           $ 3.00 - March 16, 1999                   5,000            5           14,995           0              0               0
           $ 3.00 - March 17, 1999                   4,000            4           11,996           0              0               0
           $ 3.00 - March 30, 1999                   9,000            9           26,991           0              0               0
           $ 3.00 - April 12, 1999                   5,000            5           14,995           0              0               0
           $ 3.00 - November 3, 1999                32,000           32           95,968           0              0               0
           $ 2.25 - November 12, 1999               25,000           25           56,225           0              0               0
           $ 2.25 - November 16, 1999                3,000            3            6,747           0              0               0
           $ 2.00 - December 7, 1999                 7,000            7           13,993           0              0               0
           $ 2.25 - December 14, 1999               11,112           11           24,988           0              0               0
        Advances on stock subscriptions                  0            0                0           0         24,221               0
           $3.00 - July 2, 1999                     65,000           65          194,935           0              0               0
           $3.00 - September 9, 1999                 8,074            8           24,213           0        (24,221)              0
              (Transferred from advances on
              stock subscriptions)
        Cumulative currency translation                  0            0                0     (17,019)             0               0
          adjustment
        Net (loss) for the year
           ended December 31, 1999                       0            0                0           0              0        (623,196)
                                                ----------    ---------      -----------    --------       --------     -----------

BALANCE, DECEMBER 31, 1999                      20,037,141       20,037        3,712,623     (17,019)             0      (1,030,580)


       See Accompanying Notes and Independent Accountants' Review Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY( CONTINUED)
             FOR THE PERIOD FROM MAY 7, 1984 (DATE OF INCEPTION) TO
                                 MARCH 31, 2000
                                   (UNAUDITED)

                                                                               Paid In                                    Deficit
                                                                              Capital in    Cumulative                  Accumulated
                                                         Common Stock         Excess of     Currency      Advances       During the
                                                    ----------------------    Par Value    Translation    On Stock       Development
                                                       Shares      Amount      of Stock     Adjustment   Subscriptions     Stage
                                                    -----------   --------    -----------   -----------  -------------   ----------
        Issuance of common stock for cash
           $1.50 - February 28, 2000, net of cost       228,000   $    228    $   339,772   $       0     $       0    $         0
        Cumulative currency translation adjustment            0          0              0      (4,065)            0              0
        Net (loss) for the three months
           ended March 31, 2000                               0          0              0           0             0       (210,058)
                                                    -----------   --------    -----------   ---------     ---------    -----------

BALANCE, MARCH 31, 2000                              20,265,141   $ 20,265    $ 4,052,395   $ (21,084)    $       0    $(1,240,638)
                                                    ===========   ========    ===========   =========     =========    ===========

       See Accompanying Notes and Independent Accountants' Review Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                  FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND
             FOR THE PERIOD FROM MAY 7, 1984 (DATE OF INCEPTION) TO
                                 MARCH 31, 2000
                                   (UNAUDITED)

                                                                              May 7, 1984
                                                              Three Months      (Date of
                                                                  Ended       Inception) to
                                                                March 31,       March 31,
                                                                  2000            2000
                                                              -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net (loss)                                             $  (210,058)    $(1,240,638)
       Adjustments to reconcile net (loss)
          to net cash (used) by operating activities
             Depreciation                                             309           2,504
             Contributions to capital and stock issued for
                expenses and services                                   0           9,000
       Changes in operating assets and liabilities
          Cash-held in lawyer's trust account                           0         118,578
          Interest receivable                                           0          (1,867)
          Accounts receivable                                           0          14,678
          G.S.T. tax refund                                         1,711               0
          Accounts payable                                        (21,798)         60,014
          Accrued liabilities                                       4,090          28,868
                                                              -----------     -----------

          NET CASH (USED) BY OPERATING
             ACTIVITIES                                          (225,746)     (1,008,863)
                                                              -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Investment in Palcan Mining and Cement Corporations             26         (18,563)
       Change in Loans receivable                                  (1,589)         (7,189)
       Purchase of property and equipment                            (238)           (238)
                                                              -----------     -----------

          NET CASH PROVIDED (USED) BY INVESTING
             ACTIVITIES                                            (1,801)        (25,990)
                                                              -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from issuance of common stock                     340,000       1,144,145
       Proceeds from issuance of short term notes                    (190)         41,916
                                                              -----------     -----------

          NET CASH PROVIDED BY FINANCING
             ACTIVITIES                                           339,810       1,186,061
                                                              -----------     -----------

EFFECT OF EXCHANGE RATE CHANGES ON
   CASH AND CASH EQUIVALENTS                                       (4,065)        (21,084)
                                                              -----------     -----------


       See Accompanying Notes and Independent Accountants' Review Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                  FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND
             FOR THE PERIOD FROM MAY 7, 1984 (DATE OF INCEPTION) TO
                                 MARCH 31, 2000
                                   (UNAUDITED)

                                                                               May 7, 1984
                                                                Three Months     (Date of
                                                                   Ended      Inception) to
                                                                  March 31,     March 31,
                                                                    2000          2000
                                                                 ----------    ----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                        $  108,198    $  130,124

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                               21,926             0
                                                                 ----------    ----------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                                 $  130,124    $  130,124
                                                                 ==========    ==========

SCHEDULE OF NON CASH INVESTING AND
   FINANCING ACTIVITIES

       Issuance of 400,000 shares of common stock for mineral
          lease (unknown value) and expenses - 1984              $        0    $    3,000
                                                                 ----------    ----------

       Issuance of 9,000 shares of common stock for
          services - 1985                                        $        0    $    2,400
                                                                 ----------    ----------

       Contribution to capital - expenses - 1997                 $        0    $    3,600
                                                                 ----------    ----------

       Contribution to capital - expenses - 1998                 $        0    $    1,300
                                                                 ----------    ----------

       Issuance of 7,644,067 shares of stock for
          Fenway Resources Ltd.- August 31, 1998                 $        0    $2,918,215
                                                                 ----------    ----------

SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION

       Interest paid                                             $        0    $        0
                                                                 ==========    ==========

       Taxes paid                                                $        0    $        0
                                                                 ==========    ==========


       See Accompanying Notes and Independent Accountants' Review Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)

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


       See Accompanying Notes and Independent Accountants' Review Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

       Net Loss Per Share

       The Company adopted Statement of Financial Accounting Standards No. 128 that requires the reporting of both basic and diluted earnings per share. Basic earnings per share is computed by dividing net income available to common shareowners by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with FASB 128, any anti-dilutive effects on net loss per share are excluded.

       Disclosure About Fair Value of Financial Instruments

       The Company has financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at March 31, 2000 as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgement is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

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


       See Accompanying Notes and Independent Accountants' Review Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)


NOTE 2 DEVELOPMENT STAGE OPERATIONS

       As of March 31, 2000, the Company was in the development stage of operations. According to the Financial Accounting Standards Board of the Financial Accounting Foundation, a development stage Company is defined as a company that devotes most of its activities to establishing a new business activity. In addition, planned principle activities have not commenced, or have commenced and have not yet produced significant revenue.

       FAS-7 requires that all development costs be expensed during the development period. The Company expensed $109,058 of development costs for the three months ended March 31, 2000 and $1,220,638 from May 7, 1984 (date of inception) to March 31, 2000.

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



       See Accompanying Notes and Independent Accountants' Review Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)


NOTE 3 INVESTMENT IN PALCAN MINING AND CEMENT CORPORATIONS (CONTINUED)

       D.     Subscribers and issued capital

              25% of the authorized capital stock has been subscribed and at least 25% of the total subscription has been paid as follows:

                                     Number of
                                       Shares         Amount         Amount
                   Name              Subscribed     Subscribed       Paid
                   ----              ----------     ----------       ----

              Rene E. Cristobal              200   P   200,000   p    50,000
              Carlos A. Fernandez            150       150,000        37,500
              Dativa C. Dimaano-
                 Sangalang                   250       250,000        62,500
              Arthur Leonard Taylor            1         1,000         1,000
              Herbert John Wilson              1         1,000         1,000
              Fenway Resources Ltd.          398       398,000       398,000
                                       ---------   -----------   -----------
                                           1,000   p 1,000,000   p   550,000
                                       =========   ===========   ===========

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


       See Accompanying Notes and Independent Accountants' Review Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)

NOTE 3 INVESTMENT IN PALCAN MINING AND CEMENT CORPORATIONS (CONTINUED)

       B.     Incorporators and directors

              Names and nationalities of the incorporators and directors are as follows:

                         Name                           Nationality
              ---------------------------               ------------
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

       D.     Subscribers and issued capital

              The subscribers to the capital stock and the amounts paid-in to their subscriptions are as follows:

                                        Number of
                                         Shares           Amount       Amount
                    Name                Subscribed      Subscribed      Paid
                    ----                ----------      ----------      ----
              Rene E. Cristobal            170         p   170,000   p    42,500
              Carlos A. Fernandez          150             150,000        37,500
              Dativa C. Dimaano-
                 Sangalang                 180             180,000        45,000
              Laurie G. Maranda              1               1,000         1,000
              Robert George Muscroft         1               1,000         1,000
              Arthur Leonard Taylor          1               1,000         1,000
              Herbert John Wilson            1               1,000         1,000
              Fenway Resources Ltd.      4,496           4,496,000     4,496,000
                                        ------         -----------   -----------
                                         5,000         p 5,000,000   p 4,625,000
                                        ======         ===========   ===========


       See Accompanying Notes and Independent Accountants' Review Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)

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


       See Accompanying Notes and Independent Accountants' Review Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)

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


       See Accompanying Notes and Independent Accountants' Review Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)

NOTE 4 INVESTMENT IN THE REPUBLIC OF PHILIPPINES - CONSORTIUM AGREEMENT (CONTINUED)

       G.     Share Options and Warrants

              I. The Consortium members will have options to purchase Fenway shares, subject to regulatory approvals, as follows:

                               CPMIC                  PALAWAN STAR         PYRAMID HILL
                     -----------------------------    ------------         -----------------
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


       See Accompanying Notes and Independent Accountants' Review Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)

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


       See Accompanying Notes and Independent Accountants' Review Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)

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

NOTE 7 PROPERTY AND EQUIPMENT

       The components of the property and equipment are as follows:

                   Office equipment                   $ 6,427
                   Computers                            5,360
                                                      -------

                       Total cost                      11,787

                   Less accumulated depreciation        7,067
                                                      -------

                       Total property and equipment   $ 4,720
                                                      =======


       Depreciation expense for the three months ended March 31, 2000 amounted to $309.

       See Accompanying Notes and Independent Accountants' Review Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)


NOTE 8 INCOME TAXES

       (Loss) before income taxes                                $(190,058)
                                                                  --------

       The provision for income taxes is estimated as follows:
                     Currently payable                            $      0
                                                                  --------
                     Deferred                                     $      0
                                                                  --------

       A reconciliation of the provision for income taxes
         compared with  the  amounts  at  the  U.S. Federal
         Statutory and Foreign rates is as follows:
                     Tax at U.S. Federal Statutory
                         income tax rates                         $      0
                                                                  --------
                     Tax at foreign rates                         $      0
                                                                  --------

       Deferred income tax assets and  liabilities reflect the
         impact of  temporary  differences  between amounts of
         assets and liabilities for financial reporting
         purposes and the basis of such assets and liabilities
         as measured by tax laws
                     The net deferred tax asset is                $      0
                                                                  --------
                     The net deferred tax liability is            $      0
                                                                  --------


       Temporary differences and carry forwards that give rise to deferred tax assets and liabilities include the following:

                                              Deferred Tax
                                          --------------------
                                           Assets   Liabilities
                                          --------   --------

                   Net operating losses   $310,200   $      0

                   Valuation allowance     310,200          0
                                          --------   --------

                   Total deferred taxes   $      0   $      0
                                          ========   ========

       A reconciliation of the valuation allowance is as follows:

                   Balance, January 1, 2000                            $ 261,900

                   Addition for the three months ended March 31, 2000     48,300
                                                                       ---------
                   Balance, March 31, 2000                             $ 310,200
                                                                       =========


       See Accompanying Notes and Independent Accountants' Review Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)

NOTE 9 NET OPERATING LOSS CARRYFORWARDS

       The Company has the following net operating loss carryforwards:

            Tax Year                     Amount          Expiration date
            --------                     ------          ---------------
       December 31, 1984              $     5,296       December 31, 1999
       December 31, 1985                   28,128       December 31, 2000
       December 31, 1987                    3,600       December 31, 2001
       December 31, 1998                  370,360       December 31, 2018
       December 31, 1999                  623,196       December 31, 2019
                                      -----------
                                      $ 1,030,580
                                      ===========

NOTE 10 SHORT-TERM NOTES PAYABLE

       The Company has two short term loans as follows:

            A.  Unsecured, 12% note dated June 3, 1998 for
                $150,000 Canadian dollars.  There is no due
                date on the note.                                      $ 103,099

            B.  Unsecured, 12% note dated September 28,
                1998 for $50,000 Canadian dollars.  There is no
                due date on the note.                                     34,367
                                                                        --------
                                                                       $ 137,466
                                                                       =========

NOTE 11 STOCK OPTIONS

       The Company has stock options outstanding at March 31, 2000 as follows:

                                       Number of       Exercise     Expiration
            Name of Optionee             Shares         Price         Date
          ---------------------          -------       --------   -------------
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


       See Accompanying Notes and Independent Accountants' Review Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)

NOTE 11 STOCK OPTIONS (CONTINUED)

                                       Number of       Exercise     Expiration
            Name of Optionee             Shares         Price         Date
          ---------------------          -------       --------   -------------
          Carlos Fernandez               200,000       US $3.00   July 4, 2004
          Robert Shoofey                 180,000       US $3.00   July 4, 2004
          Daniel Maarsman                195,000       US $3.00   July 4, 2004
          Edward Cardozo                 200,000       US $3.00   July 4, 2004
          Friedhelm Menzel               200,000       US $3.00   July 31, 2004
          William Anderson               200,000       US $3.00   July 31, 2004
          J. Roderick Ainsworth          200,000       US $3.00   July 31, 2004
                                       ---------
                                       4,016,926
                                       =========

       A summary of the all options is as follows:

          Balance at January 1, 2000                     4,016,926
          Options issued                                         0
          Options exercised                                      0
          Options canceled                                       0
                                                         ---------

          Balance at March 31, 2000                      4,016,926
                                                         =========

NOTE 12 STOCK WARRANTS

       The following warrants are outstanding and applicable to investment in projects in Palawan, Philippine.

       Warrants outstanding as of March 31, 2000.

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

          27,000 Shares at a price of Canadian $5.50 per share if exercised on or before June 6, 2001

           2,128 Shares at a price of United States $4.00 per share if exercised on or before October 29, 2000

             670 Shares at a price of United States $4.00 per share if exercised on or before October 29, 2000

          65,000 Shares at a price of United States $4.00 per share if exercised on or before June 10, 2001


       See Accompanying Notes and Independent Accountants' Review Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)

NOTE 12 STOCK WARRANTS (CONTINUED)

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

           25,000 Shares at a price of United States $3.00 per share if exercised on or before September 11, 2001

            3,000 Shares at a price of United States $3.00 per share if exercised on or before September 11, 2001

            7,000 Shares at a price of United States $3.00 per share if exercised on or before March 12, 2001

           11,112 Shares at a price of United States $3.00 per share if exercised on or before December 13, 2001

          228,000 Shares at a price of United States $3.00 per share if exercised on or before February 28, 2002
          -------

          297,811
          =======

NOTE 13 CONSULTING AGREEMENT WITH RELATED PARTIES

       The Company assumed a consulting agreement with a former director of Fenway Resources Ltd. which requires quarterly payments of $5,000 (Canadian dollars).

NOTE 14 INTEREST EXPENSE

       The Company incurred $5,820 of interest expense for the three months ended March 31, 2000.

NOTE 15 OPERATING LEASES

       The Company is leasing office facilities in Vancouver, British Columbia, Canada and Manila, Philippines as follows:

       Vancouver

              5 year lease  expiring  February 28, 2001
              Monthly  rental of $308 plus  occupancy  costs

       Manila

              5 year lease expiring April 30, 2000
              Monthly rental of $1,754 plus occupancy costs

       Future minimum lease payments are as follows:

                        March 31, 2000                       $   5,450
                                                             ==========

       Rent expense for the three months ended March 31, 2000 is $7,578.


       See Accompanying Notes and Independent Accountants' Review Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)

NOTE 16 CONTINGENT EMPLOYMENT CONTRACTS

       The Company has the following contingent employment contracts that only become effective in the event of an unfriendly or hostile take over:

                                                                           Annual              Expiration
           Title                 Date                Salary                 Date               Renewable
       ---------------      ----------------       ---------------      ---------------      --------------
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

       In January 2000, the company entered into a second financial consulting agreement that requires the following payments:

                      January 2000                 $7,500
                      February 2000                 7,500
                      March through June 2000      $5,000 per month

NOTE 18 GOING CONCERN

       The company is developing its cement operations in the Philippines and needs substantial funds to complete the project. Management is proceeding with its development plans and seeking new investors to finance the project.

NOTE 19 UNAUDITED FINANCIAL INFORMATION

       The accompanying financial information as of March 31, 2000 is unaudited. In managements opinion, such information includes all normal recurring entries necessary to make the financial information not misleading.


       See Accompanying Notes and Independent Accountants' Review Report.

Item 2.  Management's Discussion and Analysis or Plan of Operation

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

D. NCC shall prepare, sign and deliver to Negor Corporation any and all documents and other instruments necessary or appropriate to vest in Negor Corporation an ownership interest in NCC equal to forty percent (40%) of the total issued and outstanding capital stock of NMC. As a result of such ownership interest, Negor shall be entitled to have allocated to it forty percent (40%) of the net profits, losses and credits of NCC.NCC shall prepare, sign and deliver to us any and all documents and other instruments necessary or appropriate to vest in us an ownership interest in NCC equal to forty percent (40%) of the total issued and outstanding capital stock of NMC. As a result of such ownership interest, we shall be entitled to have allocated to it forty percent (40%) of the net profits, losses and credits of NCC.

E. NCC shall prepare, sign and deliver to one or more third party investors any and all documents and other instruments necessary or appropriate to vest collectively in those third party investors an ownership interest in NCC equal to twenty percent (20%) of the total issued and outstanding capital stock of NMC. As a result of such ownership interest, those third party investors shall be entitled to have allocated to them, in the aggregate, twenty percent (20%) of the net profits, losses and credits of NCC.

F. We paid Negor Corporation Fifty Thousand Dollars ($50,000) at the date of signing of the Option Agreement and Fifty Thousand Dollars ($50,000) on or prior to September 30, 1998, as specified in the Option Agreement.

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

In addition to the license application procedures and environmental review process mandated by the Philippine government, we have conducted discussions with provincial government officials, with indigenous leaders (specifically, leaders of the Barangay people), and with local landowners who might be affected by the Palawan Project. We believe there is local support for the Palawan Project as evidenced by the issuance of the Certificate of Free and Prior Informed Consent by the National Commission on Indigenous People on March 9, 2000.

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

================================================================================
                  Activity                            Palawan          Negros
--------------------------------------------------------------------------------
Complete  permit   application   process  and       06/00-08/00      06/01-08/01
ground testing programs
--------------------------------------------------------------------------------
Obtain financing                                       07/00            07/01
--------------------------------------------------------------------------------
Complete land  acquisitions  for plant sites;       09/00-10/00      09/01-10/01
begin development of port site
--------------------------------------------------------------------------------
Complete engineering                                09/00-09/01      09/01-09/02
--------------------------------------------------------------------------------
Begin plant construction                               01/01            01/02
--------------------------------------------------------------------------------
Negotiate and execute sales contracts               12/00-12/01      01/02-01/03
--------------------------------------------------------------------------------
Complete plant  construction and begin cement          03/03            03/04
production
================================================================================

The capital costs of the plants, including the construction of all facilities such as power and ports, are estimated by our engineering consultants to be approximately $320 million for the Negros Project and approximately $380 million for the Palawan Project. To conform to investment guidelines promulgated by the Philippine government, 70% of those capital costs must be financed by loans, including export credits, and 30% must be financed by equity investments.

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

On August 3, 1999, we announced the signing of a Financial Agency Agreement with First Access Financial Group, Inc., international investment bankers ("First Access"). First Access has represented to us that it has clients interested in providing funding to our Philippine cement projects. The Financial Agency Agreement between us and First Access is not exclusive and we are currently negotiating with other parties to finance our proposed commercial grade cement production facilities in the Philippines. In January 2000, we cancelled this agreement.

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

Liquidity and Capital Resources. At December 31, 1999, we had cash resources of $130,124 and a loan receivable of $92,400. Employment agreements with H. John Wilson and A. Leonard Taylor obligate us to payments totaling $5,850 per month:
$3,250 to Mr. Wilson and $2,600 to Mr. Taylor. An Employment agreement with R. George Muscroft obligates us to payment of $3,250 per quarter to Mr. Muscroft. The cash and equivalents constitute our present internal sources of liquidity. Because we are not generating any revenues at this time from our operations, our only external source of liquidity is the sale of our capital stock. We are attempting to acquire funding for both the Palawan Project and the Negros Project from German financial institutions with assistance from Marsson Industrial Corporation, which is the Philippine affiliate of Krupp-Polysius, a German machinery manufacturing, engineering, trading and financial services company. Krupp-Polysius has agreed to help us arrange the export credits and the required loan guaranties for the loans required for both projects.

Our Plan of Operation For Next 12 Months. We presently anticipate that initial construction on the Palawan Project will begin in the first quarter of year 2001, with production of cement beginning in 2003. The Palawan Project, if completed pursuant to our current schedule, will be the only cement manufacturing facility on Palawan Island. We anticipate that the Negros Project will consist of a cement producing facility capable of producing 1.5 million tonnes per year of Portland cement with expansion capacity to 3 million tonnes per year. We have solicited and received bids for an exploratory drilling program, pursuant to which we hope to confirm the extent of limestone reserves on Negor Corporation's Negros Oriental Province mineral claims in the central islands of the Philippines. On June 9, 1999, we announced that we had signed a contract with Roctest Machinery and Drilling Corporation to core drill 2,000 meters for test sampling of the limestone deposits at the Negros Project. The core drilling will commence as soon as we obtain the necessary regional work licenses and permits.

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

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

3.1       Corporate Charter of Nevada/Utah Gold Inc. (Charter document)*

3.2 Bylaws of Nevada/Utah Gold Inc. (Instrument defining the rights of Security holders)*

3.3       Articles of Incorporation of Nevada/Utah Gold Inc. (Charter document)*

3.4       Certificate  of  Amendment  to  the  Articles  of   Incorporation   of
          Nevada/Utah Gold Inc. authorizing the name change (Charter document)*

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

10.9      Amendment to MOA and other Agreements dated March 21, 1997*

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

27        Financial Data Schedule


* Previously filed as exhibits to Registration Statement on Form 10-SB filed on March 8, 1999.

** Previously filed as exhibits to Amendment No. 1 to Form 10-SB filed on August 13, 1999.

*** Previously filed as exhibits to Amendment No. 2 to Form 10-SB filed on November 5, 1999.

****      Included in Financial Statements.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of Vancouver, British Columbia, on May 26, 2000.

                                                  Fenway International, Inc.,
                                                  a Nevada corporation


                                                  By:      /s/ H. John Wilson
                                                           ------------------
                                                           H. John Wilson
                                                  Its:     President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Fenway International, Inc.


By:       /s/  Arthur Leonard Taylor                            May 26, 2000
         --------------------------------------
         Arthur Leonard Taylor
Its:     Secretary, Vice President and Director


By:      /s/  Robert George Muscroft                            May 26, 2000
         --------------------------------------
         Robert George Muscroft
Its:     Vice President and Director


By:       /s/  Rene Cristobel                                   May 26, 2000
         ---------------------------------------
         Rene Cristobel
Its:     Director


By:       /s/  Carlos A. Fernandez                              May 26, 2000
         --------------------------------------
         Carlos A. Fernandez
Its:     Director


By:      /s/  Raghbir Kahbra                                   May 26, 2000
         --------------------------------------
         Raghbir Kahbra
Its:     Director