Form 10QSB/A
period 2000-03-31
FENWAY INTERNATIONAL INC
filed 2000-08-04
CIK 1080951

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 Amendment No. 1
                                       to
                                   FORM 10-QSB


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


Development of the Company. Fenway International, Inc., a Nevada corporation ("Company") was incorporated in the State of Nevada on May 7, 1984 using the name Nevada-Utah Gold, Inc. for the primary purpose of developing mining properties. During 1985, we settled our liabilities and were inactive until 1998, when we began acquiring property and mineral interests in anticipation of developing commercial grade cement production facilities in the Philippines. Specifically, we acquired the assets of Negor RR Cement Corporation and on or about August 10, 1998, we acquired the assets of Fenway Resources, Ltd., a Delaware corporation, which assets included property and mineral interests in the Philippines. We issued 7,644,067 shares of our $.001 par value common stock for the assets acquired. On or about September 4, 1998, we filed a Certificate of Amendment to our Articles of Incorporation changing our name to Fenway International, Inc. Our executive offices are located at 308-409 Granville Street, Vancouver, British Columbia, Canada V6C 1T2. Our telephone number is 604.844.2265.

Business of the Company. We plan to develop and construct two large commercial grade cement production facilities in the Philippines. Our predecessor-in-interest, Fenway Resources, Ltd., spent more than five years obtaining the necessary licensing, permits and environmental approvals necessary to support construction of such facilities on the island of Palawan (the "Palawan Project"). The necessary permits and environmental approvals for a proposed facility on the island of Negros Oriental (the "Negros Project") have already been received. We are required to participate with local corporations in the Philippines in order to commercially exploit Philippine mineral claims and, therefore, we have incorporated two Philippine corporations. The organizational chart attached as Exhibit 21 to our Registration Statement on Form 10-SB filed with the Commission on March 8, 1999 provides a diagram of our relationships with these entities, which are specified in detail below.


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


C. NMC shall prepare, sign and deliver to us any and all documents and other instruments necessary or appropriate to vest in us an ownership interest in NMC equal to ninety percent (90%) of the total issued and outstanding capital stock of NMC. As a result of such ownership interest, we shall be entitled to have allocated to us ninety percent (90%) of the net profits, losses and credits of NMC.


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


We believe that these claims have significant reserves of limestone and shale, the two main ingredients for the manufacture of Type 1 (heavy construction quality) Portland cement. We retained Kilborn Engineering Pacific Ltd., now known as Kilborn-SNC Lavalin Inc., to prepare a project feasibility study, which was completed in 1995. Our management believes that the study supports the proposed Palawan Project.

The Palawan Project has been under development for more than five years by us, in association with local mining and development interests in Palawan. Explorations by the Philippine Government first confirmed the existence of limestone deposits in the central part of the main island of Palawan. The professional feasibility study by Kilborn-SNC Lavalin, Inc. completed for us in 1995 concluded that the plant and quarries can be developed in full compliance with environmental regulations in the Philippines and should not have any adverse effect on local communities. Local communities have expressed strong support for the Palawan Project, which we believe will stimulate local economic development and employment. Formal application for environmental certification of the Palawan Project will be submitted to the Philippine Department of Environment and Natural Resources after receipt of the Mineral Production Sharing Agreement. The application is currently under departmental review.

In addition to the license application procedures and environmental review process mandated by the Philippine government, we have conducted discussions with provincial government officials, with indigenous leaders and with local landowners who might be affected by the Palawan Project. We have received strong local support for the Palawan Project as evidenced by the Palawan Council for Sustainable Development endorsement of the environmental compliance certificate and letters of recommendation from local government units and endorsement of the project from indigenous people as evidenced by the National Commission on Indigenous People's certificate.


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


Discussions are currently in progress with several design-build groups to construct and equip the Palawan plant. We are negotiating with Krupps Polysius to provide the cement plant equipment and with Bilfinger & Berger to engineer and construct the Palawan Project. These negotiations have not been concluded and there can be no assurance that either Krupps Polysius or Bilfinger & Berger will provide equipment or services to us.

We have prepared the following schedule for completion of the Negros Project and Palawan Project which includes forward looking statements which estimate the happenings of future events. The actual occurrence of these events may differ materially from those contemplated by this schedule.


================================================================================
                  Activity                            Palawan          Negros
--------------------------------------------------------------------------------
Complete  permit   application   process  and       06/00-09/00      06/01-09/01
ground testing programs
--------------------------------------------------------------------------------
Obtain financing                                    08/00-09/00      08/01-09/01
--------------------------------------------------------------------------------
Complete land  acquisitions  for plant sites;       09/00-10/00      09/01-10/01
begin development of port site
--------------------------------------------------------------------------------
Complete engineering                                09/00-09/01      09/01-09/02
--------------------------------------------------------------------------------
Begin plant construction                               03/01            03/02
--------------------------------------------------------------------------------
Negotiate and execute sales contracts               12/00-12/01      01/02-01/03
--------------------------------------------------------------------------------
Complete plant  construction and begin cement          01/03            01/04
production
================================================================================

The capital costs of the plants, including the construction of all facilities such as power and ports, are estimated by our engineering consultants to be approximately $340 million for the Negros Project and approximately $380 million for the Palawan Project. To conform to investment guidelines promulgated by the Philippine government, 70% of those capital costs must be financed by loans, including export credits, and 30% can be financed by equity investments.

The approximately $500 million required in loans may be provided by a consortium of German banks. Krupp-Polysius, one of the world's largest corporations, anticipates supplying the cement plant equipment to both the Negros Project and the Palawan Project and has offered to assist us in its loan negotiations with these German banks. We anticipate that approximately $215 million may be received from a registered offering of our common or preferred stock, probably through brokerage firms located in New York, complemented by one or more private placements of our common stock. In addition, approximately $110 million may be provided by contractors for the quarry and power plant which will reduce Fenway's need for equity financing.

On August 3, 1999, we announced the signing of a Financial Agency Agreement with First Access Financial Group, Inc., international investment bankers ("First Access"). In January 2000, this agreement was cancelled.

On August 5, 1999, we announced the appointment of Friedhelm Menzel as resident general manager for our Philippine cement projects. Mr. Menzel was educated in Germany, specializing in the study of export marketing and linguistics. Mr. Menzel was export marketing manager for a leading German garment manufacturer from 1962 to 1967, at which time he joined the German-based multinational corporation Krupp Polysius AG, Germany, as Far East Sales Manager. From 1968 to 1994, Mr. Menzel was employed by Krupp Polysius in various capacities relating to the manufacture and supply of heavy industrial equipment to clients in India, the middle east and the far east by Krupp Polysius from its various plants. From 1995 to July 1999, Mr. Menzel was General Manager of Krupp Polysius's Philippine agent, Marsson Industrial Inc., which specialized in the sales and project finance for cement producing equipment and other heavy industrial equipment within the Philippines.

Products. We are not currently producing any products or supplying any services to any third parties. However, we are currently negotiating contracts to supply cement to our customers from other cement suppliers in order to create markets for our production as well as cash flow prior to start up. When, and if, we develop and construct our cement manufacturing facilities, we anticipate producing commercial quantities of Portland cement. Portland cement is a finely ground processed material that, when mixed with sand, gravel, water and other minerals, forms concrete. The raw materials, limestone and shale, are mined, crushed, and burned in high-temperature rotary kilns, producing a substance commonly referred to as "clinker". The resulting clinker is then finely ground with small amounts of gypsum to produce Portland cement. From the Palawan Project, we anticipate producing 2.5 million metric tonnes of Portland cement per year.

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


We anticipate that initially the Portland cement produced by the Negros and Palawan Projects will be marketed partly in the Philippines, with expanded capacity providing cement to foreign markets, such as South East Asia. Nearby Asian export markets for cement products have a current volume exceeding 90 million tonnes per year moving in trade. Entities that have previously taken most Philippine cement exports have been countries bordering the South China Sea, those close to the Malacca Straits and other countries in the South Asia Sub-Continent. Our strategy for growth is substantially dependent upon our ability to market and distribute products successfully. Other companies, including those with substantially greater financial, marketing and sales resources, compete with us, and have the advantage of marketing existing products with existing production and distribution facilities. There can be no assurance that we will be able to market and distribute products on acceptable terms, or at all. Our failure to market our products successfully could have a material adverse effect on our business, financial conditions or results of operations.


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


The Negor Corporation (in which we hold a 90% equity interest) has mineral claims on the island of Negros Oriental in the Philippines, which include significant reserves of limestone and shale suitable for the manufacture of Portland cement. Limestone mineral claims lie near the coastal towns of Guihulngan and La Libertad on the island of Negros Oriental. Geological studies suggest that the raw resources on those claims could sustain significant cement manufacturing operations. We have received an Environmental Compliance Certificate and have entered into the Mineral Production Sharing Agreement required by the Philippine government for all mining projects in the Philippines before mining operations can proceed.

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


Employees. We currently have eight full-time employees. Our management anticipates using consultants for business, accounting, engineering, and legal services on an as-needed basis. Management has senior company experience in mine management, mineral processing, engineering, construction, administration, and marketing. All members of management have held senior positions in international companies or organizations.


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


Compliance with Environmental Laws. The proposed site for the Palawan Project is near the ancestral lands of a Filipino indigenous people. We have received support from 92% of the indigenous people affected as evidenced by the signing of the National Commission on Indigenous People's certificate on February 28, 2000. In the event of such an accident, we, or any successor-in-interest, could be held liable for any damages that result and any such liability could exceed our financial resources. In addition, there can be no assurance that in the future we will not be required to incur significant costs to comply with environmental laws and regulations relating to hazardous materials. There can be no assurance that we will not be required to incur significant costs to comply with current or future environmental laws and regulations nor that our operations, business or assets will not be materially or adversely affected by current or future environmental laws or regulations; provided, however, that we have retained SNC Lavalin, a Canadian firm, and GAIA South, Inc., a Philippine firm, to prepare and file the requisite environmental impact statements necessary for us to receive our Environmental Compliance Certificate for the Palawan Project (an Environmental Compliance Certificate has already been issued for the Negros Project).

Our management believes that both the Palawan Project and the Negros Project can operate cleanly and without significant pollution in an environmentally safe manner. However, certain environmental consequences associated with mining are unavoidable. The primary environmental damage from the mineral industry occurs during the extraction of raw materials, which requires large amounts of water and energy. We believe that with the utilization of modern technology and careful planning we can significantly reduce the environmental impact of the manufacturing of cement. As we are not presently manufacturing any products, our management believes we will not have any significant material expenditures in the next fiscal year related to the cost of compliance with applicable environmental laws, rules and regulations. However, at some time in the future, our operations may involve the controlled use of explosive materials. As a result, we may be subject to various laws and regulations governing the use, manufacture, storage, handling, and disposal of such materials. We cannot presently estimate the potential costs of complying with the applicable foreign environmental laws.


Results of Operations. We have not yet realized any revenue from operations, as our cement manufacturing facilities are presently in the development stage.


Liquidity and Capital Resources. At December 31, 1999, we had cash resources of $130,124 and a loan receivable of $92,400. Employment agreements with H. John Wilson and A. Leonard Taylor obligate us to payments totaling $5,850 per month:
$3,250 to Mr. Wilson and $2,600 to Mr. Taylor. An Employment agreement with R. George Muscroft obligates us to payment of $3,250 per quarter to Mr. Muscroft. The cash and equivalents constitute our present internal sources of liquidity. Because we are not generating any revenues at this time from our operations, our only external source of liquidity is the sale of our capital stock. We are attempting to acquire funding for both the Palawan Project and the Negros Project from German financial institutions with assistance from Krupp-Polysius, a German machinery manufacturing, engineering, trading and financial services company. Krupp-Polysius has agreed to help us arrange the export credits and the required loan guaranties for the loans required for both projects.


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

27        Financial Data Schedule


* Previously filed as exhibits to Registration Statement on Form 10-SB filed on March 8, 1999.

** Previously filed as exhibits to Amendment No. 1 to Form 10-SB filed on August 13, 1999.

*** Previously filed as exhibits to Amendment No. 2 to Form 10-SB filed on November 5, 1999.

****      Included in Financial Statements.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of Vancouver, British Columbia, on July 25, 2000.


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

Fenway International, Inc.



By:       /s/  Arthur Leonard Taylor                            July 25, 2000
         --------------------------------------
         Arthur Leonard Taylor
Its:     Secretary, Vice President and Director


By:      /s/  Robert George Muscroft                            July 25, 2000
         --------------------------------------
         Robert George Muscroft
Its:     Vice President and Director


By:       /s/  Rene Cristobel                                   July 25, 2000
         ---------------------------------------
         Rene Cristobel
Its:     Director


By:       /s/  Carlos A. Fernandez                              July 25, 2000
         --------------------------------------
         Carlos A. Fernandez
Its:     Director