Form 10QSB
period 2000-06-30
FENWAY INTERNATIONAL INC
filed 2000-08-14
CIK 1080951

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB





[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to ________

Commission File Number: _____________

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of June 30, 2000, there were 20,365,141 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                                  JUNE 30, 2000

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

INDEPENDENT ACCOUNTANTS' REVIEW REPORT ................................     1

FINANCIAL STATEMENTS

       Balance Sheet...................................................     2

       Statements of Comprehensive (Loss)..............................     3

       Statements of Operations........................................     4

       Statement of Changes in Stockholders' Equity....................   5 - 7

       Statements of Cash Flows........................................   8 - 9

       Notes to Financial Statements...................................  10 - 24

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                  JUNE 30, 2000
                                   (UNAUDITED)

                                     ASSETS

Cash and cash equivalents                                                                           $    30,442
Advance royalty payments                                                                                160,813
Prepaid expenses                                                                                          3,633
Investment in Palcan Mining and Cement Corporations                                                      17,773
Investments in projects in The Republic of the Philippines                                            2,685,687
Loans receivable                                                                                        150,652
Property and equipment, net of accumulated depreciation                                                   3,997
                                                                                                    -----------

            TOTAL ASSETS                                                                            $ 3,052,997
                                                                                                    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
       Accounts payable
          Trade                                                                 $    37,968
         Related parties                                                             69,644
       Accrued liabilities                                                           32,349
       Short-term notes payable                                                     134,789
                                                                                -----------

             TOTAL LIABILITIES                                                                      $   274,750

STOCKHOLDERS' EQUITY
       Common stock, par value $0.001 per share
            Authorized 100,000,000 shares
            Issued and outstanding - 20,365,141 shares                               20,365
       Paid in capital in excess of par value of stock                            4,202,295
       Cumulative currency translation adjustment                                   (24,482)
       Deficit accumulated during development stage                              (1,419,931)
                                                                                -----------

            TOTAL STOCKHOLDERS' EQUITY                                                                2,778,247
                                                                                                    -----------
            TOTAL LIABILITIES AND STOCKHOLDERS'
              EQUITY                                                                                $ 3,052,997
                                                                                                    ===========

       See Accompanying Notes and Independent Accountants' Review Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF COMPREHENSIVE (LOSS)
                   FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND
             FOR THE PERIOD FROM MAY 7, 1984 (DATE OF INCEPTION) TO
                                  JUNE 30, 2000
                                   (UNAUDITED)

                                                                                                         May 7, 1984
                                                   Three Months Ended                 Six Months          (Date of
                                             -------------------------------            Ended           Inception) to
                                               March 31,           June 30,            June 30,            June 30,
                                                 2000                2000                2000                2000
                                             -----------         -----------         -----------         -----------
NET (LOSS)                                   $  (210,058)        $  (179,293)        $  (389,351)        $(1,419,931)

OTHER COMPREHENSIVE
   (LOSS)
       Foreign currency translation
          adjustments                             (4,065)             (3,398)             (7,463)            (24,482)
                                             -----------         -----------         -----------         -----------

NET COMPREHENSIVE
   (LOSS)                                    $  (214,123)        $  (182,691)        $  (396,814)        $(1,444,413)
                                             ===========         ===========         ===========         ===========

       See Accompanying Notes and Independent Accountants' Review Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                   FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND
             FOR THE PERIOD FROM MAY 7, 1984 (DATE OF INCEPTION) TO
                                  JUNE 30, 2000
                                   (UNAUDITED)

                                                                                                      May 7, 1984
                                              Three Months Ended                 Six Months            (Date of
                                       --------------------------------             Ended            Inception) to
                                         March 31,            June 30,             June 30,             June 30,
                                           2000                 2000                 2000                 2000
                                       -----------          -----------          -----------          -----------
REVENUE                                $         0          $         0          $         0          $         0

DEVELOPMENT COSTS                          210,058              179,293              389,351            1,419,931
                                       -----------          -----------          -----------          -----------

NET (LOSS)                             $  (210,058)         $  (179,293)         $  (389,351)         $(1,419,931)
                                       ===========          ===========          ===========          ===========


NET (LOSS) PER COMMON
   SHARE

       Basic and diluted               $      (.01)         $      (.01)         $      (.02)
                                       ===========          ===========          ===========

WEIGHTED AVERAGE
   NUMBER OF COMMON
   SHARES OUTSTANDING

       Basic and diluted                20,227,141           20,285,474           20,285,474
                                       ===========          ===========          ===========

       See Accompanying Notes and Independent Accountants' Review Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
             FOR THE PERIOD FROM MAY 7, 1984 (DATE OF INCEPTION) TO
                                  JUNE 30, 2000
                                   (UNAUDITED)

                                                                                                   Paid In
                                                                                                 Capital in
                                                                 Common Stock                     Excess of
                                                        ------------------------------            Par Value
                                                         Shares                Amount              of Stock
                                                        ---------            ---------            ---------
BALANCE, MAY 7, 1984
   (DATE OF INCEPTION)                                          0            $       0            $       0

      Issuance of common stock for
         mineral lease (unknown value)
         and expenses at $.005 -
         May 7, 1984                                      600,000                  600                2,400
      Issuance of common stock for
         cash at $.267 - May 7, 1984                        8,610                    9                2,287
      Net (loss) for the period ended
         December 31, 1984                                      0                    0                    0
                                                        ---------            ---------            ---------

BALANCE, DECEMBER 31, 1984                                608,610                  609                4,687

      Issuance of common stock for
         services at $.267 -
         February 3, 1985                                   9,000                    9                2,391
      Issuance of common stock for
         cash at $.267 - February 3, 1985                  96,480                   96               25,632
      Net (loss) for the year ended
         December 31, 1985                                      0                    0                    0
                                                        ---------            ---------            ---------

BALANCE, DECEMBER 31, 1985                                714,090                  714               32,710
                                                        ---------            ---------            ---------

BALANCE, DECEMBER 31, 1996                                714,090                  714               32,710

      Contribution to capital -
         expenses - 1997                                        0                    0                3,600
      Net (loss) for the year ended
         December 31, 1997                                      0                    0                    0
                                                        ---------            ---------            ---------

BALANCE, DECEMBER 31, 1997                                714,090                  714               36,310

      Contribution to capital -
         expenses - 1998                                        0                    0                1,300
      Issuance of common stock
         for cash
         $.01 - May 29, 1998                            2,000,000                2,000               18,000
         $.01 - June 9, 1998                            9,000,000                9,000               81,000

                                                                                                     Deficit
                                                         Cumulative                                Accumulated
                                                          Currency             Advances            During the
                                                        Translation            On Stock            Development
                                                         Adjustment         Subscriptions             Stage
                                                        -----------         -------------          -----------
BALANCE, MAY 7, 1984
   (DATE OF INCEPTION)                                    $      0             $      0             $      0

      Issuance of common stock for
         mineral lease (unknown value)
         and expenses at $.005 -
         May 7, 1984                                             0                    0                    0
      Issuance of common stock for
         cash at $.267 - May 7, 1984                             0                    0                    0
      Net (loss) for the period ended
         December 31, 1984                                       0                    0               (5,296)
                                                          --------             --------             --------

BALANCE, DECEMBER 31, 1984                                       0                    0               (5,296)

      Issuance of common stock for
         services at $.267 -
         February 3, 1985                                        0                    0                    0
      Issuance of common stock for
         cash at $.267 - February 3, 1985                        0                    0                    0
      Net (loss) for the year ended
         December 31, 1985                                       0                    0              (28,128)
                                                          --------             --------             --------

BALANCE, DECEMBER 31, 1985                                       0                    0              (33,424)
                                                          --------             --------             --------

BALANCE, DECEMBER 31, 1996                                       0                    0              (33,424)

      Contribution to capital -
         expenses - 1997                                         0                    0                    0
      Net (loss) for the year ended
         December 31, 1997                                       0                    0               (3,600)
                                                          --------             --------             --------

BALANCE, DECEMBER 31, 1997                                       0                    0              (37,024)

      Contribution to capital -
         expenses - 1998                                         0                    0                    0
      Issuance of common stock
         for cash
         $.01 - May 29, 1998                                     0                    0                    0
         $.01 - June 9, 1998                                     0                    0                    0

       See Accompanying Notes and Independent Accountants' Review Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY( CONTINUED)
             FOR THE PERIOD FROM MAY 7, 1984 (DATE OF INCEPTION) TO
                                  JUNE 30, 2000
                                   (UNAUDITED)

                                                                                               Paid In
                                                                                              Capital in
                                                                        Common Stock          Excess of
                                                                  ------------------------    Par Value
                                                                    Shares       Amount        of Stock
                                                                  ----------    ----------    ----------
        Issuance of common stock for
           net assets of Fenway
           Resources Ltd - $.387 -
           August 31, 1998                                         7,644,067    $    7,644    $2,950,988
        Issuance of common stock
           for cash
           $3.00 - October 29, 1998                                    2,128             2         6,450
           $3.00 - October 29, 1998                                      670             1         2,031
        Net (loss) for the year
           ended December 31, 1998                                         0             0             0
                                                                  ----------    ----------    ----------

BALANCE, DECEMBER 31, 1998                                        19,360,955        19,361     3,096,079
        Issuance of common stock for cash
           $  .25 - February   4, 1999                               500,000           500       124,500
           $ 3.00 - February 24, 1999                                  2,000             2         5,998
           $ 3.00 - March 16, 1999                                     5,000             5        14,995
           $ 3.00 - March 17, 1999                                     4,000             4        11,996
           $ 3.00 - March 30, 1999                                     9,000             9        26,991
           $ 3.00 - April 12, 1999                                     5,000             5        14,995
           $ 3.00 - November 3, 1999                                  32,000            32        95,968
           $ 2.25 - November 12, 1999                                 25,000            25        56,225
           $ 2.25 - November 16, 1999                                  3,000             3         6,747
           $ 2.00 - December 7, 1999                                   7,000             7        13,993
           $ 2.25 - December 14, 1999                                 11,112            11        24,988
        Advances on stock subscriptions                                    0             0             0
           $3.00 - July 2, 1999                                       65,000            65       194,935
           $3.00 - September 9, 1999                                   8,074             8        24,213
              (Transferred from advances on
              stock subscriptions)
        Cumulative currency translation adjustment                         0             0             0
        Net (loss) for the year
           ended December 31, 1999                                         0             0             0
                                                                  ----------    ----------    ----------

BALANCE, DECEMBER 31, 1999                                        20,037,141        20,037     3,712,623
                                                                  ==========    ==========    ==========

                                                                                              Deficit
                                                               Cumulative                   Accumulated
                                                                Currency      Advances       During the
                                                              Translation     On Stock      Development
                                                               Adjustment   Subscriptions      Stage
                                                              -----------    -----------    -----------
        Issuance of common stock for
           net assets of Fenway
           Resources Ltd - $.387 -
           August 31, 1998                                    $         0    $         0    $         0
        Issuance of common stock
           for cash
           $3.00 - October 29, 1998                                     0              0              0
           $3.00 - October 29, 1998                                     0              0              0
        Net (loss) for the year
           ended December 31, 1998                                      0              0       (370,360)
                                                              -----------    -----------    -----------

BALANCE, DECEMBER 31, 1998                                              0              0       (407,384)
        Issuance of common stock for cash
           $  .25 - February 4, 1999                                    0              0              0
           $ 3.00 - February 24, 1999                                   0              0              0
           $ 3.00 - March 16, 1999                                      0              0              0
           $ 3.00 - March 17, 1999                                      0              0              0
           $ 3.00 - March 30, 1999                                      0              0              0
           $ 3.00 - April 12, 1999                                      0              0              0
           $ 3.00 - November 3, 1999                                    0              0              0
           $ 2.25 - November 12, 1999                                   0              0              0
           $ 2.25 - November 16, 1999                                   0              0              0
           $ 2.00 - December 7, 1999                                    0              0              0
           $ 2.25 - December 14, 1999                                   0              0              0
        Advances on stock subscriptions                                 0         24,221              0
           $3.00 - July 2, 1999                                         0              0              0
           $3.00 - September 9, 1999                                    0        (24,221)             0
              (Transferred from advances on
              stock subscriptions)
        Cumulative currency translation adjustment                (17,019)             0              0
        Net (loss) for the year
           ended December 31, 1999                                      0              0       (623,196)
                                                              -----------    -----------    -----------

BALANCE, DECEMBER 31, 1999                                        (17,019)             0     (1,030,580)

       See Accompanying Notes and Independent Accountants' Review Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY( CONTINUED)
             FOR THE PERIOD FROM MAY 7, 1984 (DATE OF INCEPTION) TO
                                  JUNE 30, 2000
                                   (UNAUDITED)

                                                                                                        Paid In
                                                                                                       Capital in
                                                                        Common Stock                   Excess of
                                                               ------------------------------          Par Value
                                                                 Shares              Amount             of Stock
                                                               ----------          ----------          ----------
        Issuance of common stock for cash
           $1.50 - March 6, 2000, net of cost                     228,000          $      228          $  339,772
           $1.50 - May 29, 2000                                   100,000                 100             149,900
        Cumulative currency translation adjustment                      0                   0                   0
        Net (loss) for the six months
           ended June 30, 2000                                          0                   0                   0
                                                               ----------          ----------          ----------

BALANCE, JUNE 30, 2000                                         20,365,141          $   20,365          $4,202,295
                                                               ==========          ==========          ==========

                                                                                                        Deficit
                                                              Cumulative                              Accumulated
                                                               Currency            Advances           During the
                                                             Translation           On Stock           Development
                                                              Adjustment         Subscriptions           Stage
                                                             -----------          -----------         -----------
        Issuance of common stock for cash
           $1.50 - March 6, 2000, net of cost                $         0          $         0         $         0
           $1.50 - May 29, 2000                                        0                    0                   0
        Cumulative currency translation adjustment                (7,463)                   0                   0
        Net (loss) for the six months
           ended June 30, 2000                                         0                    0            (389,351)
                                                             -----------          -----------         -----------

BALANCE, JUNE 30, 2000                                       $   (24,482)         $         0         $(1,419,931)
                                                             ===========          ===========         ===========

       See Accompanying Notes and Independent Accountants' Review Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                   FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND
             FOR THE PERIOD FROM MAY 7, 1984 (DATE OF INCEPTION) TO
                                  JUNE 30, 2000
                                   (UNAUDITED)

                                                                                                May 7, 1984
                                                                         Six Months               (Date of
                                                                           Ended                Inception) to
                                                                          June 30,                June 30,
                                                                            2000                    2000
                                                                        -----------             -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net (loss)                                                       $  (389,351)            $(1,419,931)
       Adjustments to reconcile net (loss)
          to net cash (used) by operating activities
             Depreciation                                                     1,032                   3,227
             Contributions to capital and stock issued for
                expenses and services                                             0                   9,000
       Changes in operating assets and liabilities
          Cash-held in lawyer's trust account                                     0                 118,578
          Interest receivable                                                     0                  (1,867)
          Accounts receivable                                                     0                  14,678
          G.S.T. tax refund                                                   1,711                       0
          Accounts payable                                                  (32,854)                 48,958
          Accrued liabilities                                                 7,571                  32,349
                                                                        -----------             -----------

          NET CASH (USED) BY OPERATING
             ACTIVITIES                                                    (411,891)             (1,195,008)
                                                                        -----------             -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Investment in Palcan Mining and Cement Corporations                      816                 (18,011)
       Change in loans receivable                                           (59,841)                (65,441)
       Purchase of property and equipment                                      (238)                   (238)
                                                                        -----------             -----------

          NET CASH (USED) BY INVESTING
             ACTIVITIES                                                     (59,263)                (83,452)
                                                                        -----------             -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from issuance of common stock                               490,000               1,294,145
       Changes in short term notes                                           (2,867)                 39,239
                                                                        -----------             -----------

          NET CASH PROVIDED BY FINANCING
             ACTIVITIES                                                     487,133               1,333,384
                                                                        -----------             -----------

EFFECT OF EXCHANGE RATE CHANGES ON
   CASH AND CASH EQUIVALENTS                                                 (7,463)                (24,482)
                                                                        -----------             -----------

       See Accompanying Notes and Independent Accountants' Review Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                   FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND
             FOR THE PERIOD FROM MAY 7, 1984 (DATE OF INCEPTION) TO
                                  JUNE 30, 2000
                                   (UNAUDITED)

                                                                                             May 7, 1984
                                                                          Six Months           (Date of
                                                                            Ended            Inception) to
                                                                           June 30,            June 30,
                                                                             2000                2000
                                                                          ----------          ----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                 $    8,516          $   30,442

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                                        21,926                   0
                                                                          ----------          ----------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                                          $   30,442          $   30,442
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
                                                                          ==========          ==========

       See Accompanying Notes and Independent Accountants' Review Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)

NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Organization and Nature of Business

          The Company was incorporated under the laws of the State of Nevada on May 7, 1984 for the primary purpose of developing mineral properties. During 1985, the Company abandoned its remaining assets and settled its liabilities and was inactive until 1998. In 1998, the Company became active again by acquiring mineral properties in the Republic of the Philippines and is currently engaged in the development of these properties.

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


       See Accompanying Notes and Independent Accountants' Review Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)

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

          Disclosure About Fair Value of Financial Instruments

          The Company has financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at June 30, 2000 as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgement is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

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

          International Currency Translation

          For translation of its international currencies, the Company has determined that the local currencies of its international subsidiaries are the functional currencies. The assets and


       See Accompanying Notes and Independent Accountants' Review Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)

NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          International Currency Translation (Continued)

          liabilities of the company's foreign operations are generally translated into U.S. dollars at current exchange rates, and revenues and expenses are translated at the date the revenue or expense is incurred.

NOTE 2    DEVELOPMENT STAGE OPERATIONS

          As of June 30, 2000, the Company was in the development stage of operations. According to the Financial Accounting Standards Board of the Financial Accounting Foundation, a development stage Company is defined as a company that devotes most of its activities to establishing a new business activity. In addition, planned principle activities have not commenced, or have commenced and have not yet produced significant revenue.

          The Company expensed $389,351 of development costs for the six months ended June 30, 2000 and $1,419,931 from May 7, 1984 (date of inception) to June 30, 2000.

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

          B.   Incorporators and directors

               Names and nationalities of the incorporators and directors are as follows:

                                 Name                         Nationality
                     ----------------------------             ---------------
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


       See Accompanying Notes and Independent Accountants' Review Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)

NOTE 3    INVESTMENT IN PALCAN MINING AND CEMENT CORPORATIONS
          (CONTINUED)

          D.   Subscribers and issued capital

               25% of the authorized capital stock has been subscribed and at least 25% of the total subscription has been paid as follows:

                                               Number of
                                                 Shares             Amount            Amount
                         Name                  Subscribed         Subscribed           Paid
               --------------------------    ---------------   --------------    -------------
               Rene E. Cristobal                         200   p      200,000    p      50,000
               Carlos A. Fernandez                       150          150,000           37,500
               Dativa C. Dimaano-
                  Sangalang                              250          250,000           62,500
               Arthur Leonard Taylor                       1            1,000            1,000
               Herbert John Wilson                         1            1,000            1,000
               Fenway International Inc.                 398          398,000          398,000
                                             ---------------   --------------    -------------
                                                       1,000   p    1,000,000    p     550,000
                                             ===============   ==============    =============

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


       See Accompanying Notes and Independent Accountants' Review Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)

NOTE 3    INVESTMENT IN PALCAN MINING AND CEMENT CORPORATIONS
          (CONTINUED)

          B.   Incorporators and directors

               Names and nationalities of the incorporators and directors are as follows:

                                Name                    Nationality
                     ------------------------------     --------------
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

          D.   Subscribers and issued capital

               The subscribers to the capital stock and the amounts paid-in to their subscriptions are as follows:

                                                 Number of
                                                  Shares           Amount           Amount
                         Name                   Subscribed       Subscribed          Paid
               -------------------------      ---------------  --------------  --------------
               Rene E. Cristobal                          170  p      170,000  p       42,500
               Carlos A. Fernandez                        150         150,000          37,500
               Dativa C. Dimaano-
                  Sangalang                               180         180,000          45,000
               Laurie G. Maranda                            1           1,000           1,000
               Robert George Muscroft                       1           1,000           1,000
               Arthur Leonard Taylor                        1           1,000           1,000
               Herbert John Wilson                          1           1,000           1,000
               Fenway International Inc.                4,496       4,496,000       4,496,000
                                              ---------------  --------------  --------------
                                                        5,000  p    5,000,000  p    4,625,000
                                              ===============  ==============  ==============

       See Accompanying Notes and Independent Accountants' Review Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)

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


       See Accompanying Notes and Independent Accountants' Review Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)


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


       See Accompanying Notes and Independent Accountants' Review Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)

NOTE 4    INVESTMENT IN THE REPUBLIC OF PHILIPPINES - CONSORTIUM
          AGREEMENT (CONTINUED)

          G.   Share Options and Warrants

               I. The Consortium members will have options to purchase Fenway shares, subject to regulatory approvals, as follows:

                              CPMIC                      PALAWAN STAR             PYRAMID HILL
                    ----------------------------      -----------------------   ----------------
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


       See Accompanying Notes and Independent Accountants' Review Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)

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


       See Accompanying Notes and Independent Accountants' Review Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)

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

NOTE 7    PROPERTY AND EQUIPMENT

          The components of the property and equipment are as follows:

                        Office equipment                         $    6,427
                        Computers                                     5,360
                                                                 ----------

                            Total cost                               11,787

                        Less accumulated depreciation                 7,790
                                                                 ----------

                            Total property and equipment         $    3,997
                                                                 ==========

          Depreciation expense for the six months ended June 30, 2000 amounted to $1,032.

       See Accompanying Notes and Independent Accountants' Review Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)

NOTE 8    INCOME TAXES

          (Loss) before income taxes                                 $ (389,351)
                                                                     ----------
          The provision for income taxes is
             estimated as follows:
                    Currently payable                                $        0
                                                                     ----------
                    Deferred                                         $        0
                                                                     ----------

          A reconciliation of the provision for income taxes compared with the amounts at the U.S. Federal
             Statutory and Foreign rates is as follows:

                    Tax at U.S. Federal Statutory
                      income tax rates                               $        0
                                                                     ----------
                    Tax at foreign rates                             $        0
                                                                     ----------

           Deferred income tax assets and liabilities reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and the basis of such assets and liabilities as measured by tax laws.

                    The net deferred tax asset is                    $        0
                                                                     ----------
                    The net deferred tax liability is                $        0
                                                                     ----------

           Temporary differences and carry forwards that give rise to deferred tax assets and liabilities include the following:

                                                             Deferred Tax
                                                      -------------------------
                                                        Assets       Liabilities
                                                      ----------     ----------
                    Net operating losses              $  355,000     $        0

                    Valuation allowance                  355,000              0
                                                      ----------     ----------

                    Total deferred taxes              $        0     $        0
                                                      ==========     ==========

           A reconciliation of the valuation allowance is as follows:

                Balance, January 1, 2000                             $  261,900

                Addition for the six months ended June 30, 2000          93,100
                                                                     ----------

                Balance, June 30, 2000                               $  355,000
                                                                     ==========


       See Accompanying Notes and Independent Accountants' Review Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)

NOTE 9    NET OPERATING LOSS CARRYFORWARDS

          The Company has the following net operating loss carryforwards:

                   Tax Year              Amount            Expiration date
              -----------------      -------------        -----------------
              December 31, 1984      $       5,296        December 31, 1999
              December 31, 1985             28,128        December 31, 2000
              December 31, 1987              3,600        December 31, 2001
              December 31, 1998            370,360        December 31, 2018
              December 31, 1999            623,196        December 31, 2019
                                     -------------
                                     $   1,030,580
                                     =============

NOTE 10   SHORT-TERM NOTES PAYABLE

          The Company has two short term loans as follows:

               A.   Unsecured,  12% note  dated June 3, 1998
                    for $150,000 Canadian dollars.  There is
                    no due date on the note.                     $    101,091

               B.   Unsecured,  12% note dated September 28,
                    1998 for $50,000 Canadian dollars. There
                    is no due date on the note.                        33,698
                                                                 ------------

                                                                 $    134,789
                                                                 ============

NOTE 11   STOCK OPTIONS

          The Company has stock options outstanding at June 30, 2000 as follows:

                                                  Number of               Exercise             Expiration
                 Name of Optionee                  Shares                   Price                 Date
             ----------------------------     -----------------       -----------------     -----------------
             Milton M. Schlesinger                 200,000                US $3.00            July 4, 2004
             Steven Sobolewski                     250,000                US $3.00            July 4, 2004
             H. John Wilson                        495,963                US $3.00            July 4, 2004
             A. Leonard Taylor                     495,963                US $3.00            July 4, 2004
             Laurie G. Maranda                     300,000                US $3.00            July 4, 2004
             R. George Muscroft                    300,000                US $3.00            July 4, 2004
             Willi Magill                          200,000                US $3.00            July 4, 2004
             Detty Sangalang                       200,000                US $3.00            July 4, 2004
             Rene E. Cristobal                     200,000                US $3.00            July 4, 2004
             Ashley M. Wyatt                       300,000                US $1.75            May 17, 2001

       See Accompanying Notes and Independent Accountants' Review Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)

NOTE 11   STOCK OPTIONS (CONTINUED)

                                                  Number of               Exercise             Expiration
                 Name of Optionee                  Shares                   Price                 Date
             ----------------------------     -----------------       -----------------     -----------------
             Carlos Fernandez                      200,000                US $3.00            July 4, 2004
             Robert Shoofey                        180,000                US $3.00            July 4, 2004
             Daniel Maarsman                       195,000                US $3.00            July 4, 2004
             Edward Cardozo                        200,000                US $3.00            July 4, 2004
             Friedhelm Menzel                      200,000                US $3.00            July 4, 2004
             William Anderson                      200,000                US $3.00            July 31, 2004
             J. Roderick Ainsworth                 200,000                US $3.00            July 31, 2004
                                              -----------------
                                                 4,316,926
                                              =================

          A summary of the all options is as follows:

             Balance at January 1, 2000                4,016,926
             Options issued                              300,000
             Options exercised                                 0
             Options canceled                                  0
                                                  --------------

             Balance at June 30, 2000                  4,316,926
                                                  ==============

NOTE 12   STOCK WARRANTS

          The following warrants are outstanding and applicable to investment in projects in Palawan, Philippine.

          Warrants outstanding as of June 30, 2000.

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

       See Accompanying Notes and Independent Accountants' Review Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)

NOTE 12                 STOCK WARRANTS (CONTINUED)

                   32,000 Shares at a price of United States $4.00 per share if exercised on or before February 11, 2001
                   25,000 Shares at a price of United States $3.00 per share if exercised on or before September 11, 2001
                    3,000 Shares at a price of United States $3.00 per share if exercised on or before September 11, 2001
                    7,000 Shares at a price of United States $3.00 per share if exercised on or before March 12, 2001
                   11,112 Shares at a price of United States $3.00 per share if exercised on or before December 13, 2001
                  228,000 Shares at a price of United States $3.00 per share if exercised on or before March 6, 2002
                  100,000 Shares at a price of United States $3.00 per share if exercised on or before May 29, 2002
                  -------

                  625,811
                  =======

NOTE 13   CONSULTING AGREEMENT WITH RELATED PARTIES

          The Company assumed a consulting agreement with a former director of Fenway Resources Ltd. which requires quarterly payments of $5,000 (Canadian dollars).

NOTE 14   INTEREST EXPENSE

          The Company incurred $11,049 of interest expense for the six months ended June 30, 2000.

NOTE 15   OPERATING LEASES

          The Company is leasing office facilities in Vancouver, British Columbia, Canada and Manila, Philippines as follows:

          Vancouver
             5 year lease expiring February 28, 2001
             Monthly rental of $308 plus occupancy costs
          Manila - month to month rental

          Future minimum lease payments are as follows:

                         June 30, 2000                       $   2,464
                                                             =========

          Rent expense for the six months ended June 30, 2000 is $25,910.


       See Accompanying Notes and Independent Accountants' Review Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)

NOTE 16   CONTINGENT EMPLOYMENT CONTRACTS

          The Company has the following contingent employment contracts that only become effective in the event of an unfriendly or hostile take over:

                                                                              Annual             Expiration
                Title                  Date              Salary                Date               Renewable
          -----------------     -----------------    ---------------     ----------------     ---------------
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

NOTE 17   GOING CONCERN

          The company is developing its cement operations in the Philippines and needs substantial funds to complete the project. Management is proceeding with its development plans and seeking new investors to finance the project.

NOTE 18   UNAUDITED FINANCIAL INFORMATION

          The accompanying financial information as of June 30, 2000 is unaudited. In managements opinion, such information includes all normal recurring entries necessary to make the financial information not misleading.


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

Our Business. We plan to develop and construct two large commercial grade cement production facilities in the Philippines. Our predecessor-in-interest, Fenway Resources, Ltd., spent more than five years obtaining the necessary licensing, permits and environmental approvals necessary to support construction of such facilities on the island of Palawan (the "Palawan Project"). The necessary permits and environmental approvals for a proposed facility on the island of Negros Oriental (the "Negros Project") have already been received. We are required to participate with local corporations in the Philippines in order to commercially exploit Philippine mineral claims and, therefore, we have incorporated two Philippine corporations. The organizational chart attached as
Exhibit 21 to our Registration Statement on Form 10-SB filed with the Commission on March 8, 1999 provides a diagram of our relationships with these entities, which are specified in detail below.

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

The development program for the Negros Oriental Project will be similar to that for Palawan, except for the power plant. As there is already a source of power supply available in Negros Oriental, the cement plant will only require an electrical distribution system, which, we believe, will reduce capital costs by $40 million.

We believe that the development of the Negros Oriental cement plant will be approximately one year after the start of the Palawan cement project. During this one year period, work will be undertaken to upgrade the original environmental studies, bring the engineering reports to bankable standards, to drill and test the limestone deposits, and to obtain land for the plant site.

The Palawan Project. The Palawan Project has been under development by us for more than five years in association with local Philippine mining and development interests. Our predecessor company, Fenway Resources Ltd., a British Columbia corporation, acquired mineral rights to 10,296 hectares in 1992 and 3,200 hectares in 1995 in three (3) contiguous claim blocks on the west central portion of Palawan Island near Scott Point, Municipality of Sofronio Espanola, Palawan, Philippines. Explorations by the Philippine government first confirmed the existence of limestone deposits in the central part of Palawan. We retained Kilborn Engineering Pacific Ltd., now known as Kilborn-SNC Lavalin Inc., to prepare a project feasibility study which was completed in 1995. This study concluded our claims have significant resources of limestone and shale, the two main ingredients for the manufacture of Portland Cement, and that a cement plant and quarries can be developed in full compliance with environmental regulations in the Philippines and should not have any adverse effect on local communities or indigenous people.

As required by the Philippine Government, formal application for the final environmental certification of the Palawan Project will be submitted to the Philippine Department of Environment and Natural Resources after receipt of the Mineral Production Sharing Agreement, which is currently under departmental review.

In addition, we have conducted professional hearings and discussions with all levels of government, with indigenous leaders, and with local landowners who might be affected by the Palawan Project. The project in production will stimulate local economic development and employment and we have received strong local support for the Palawan Project as evidenced by the Palawan Council for Sustainable Development endorsement of the environmental compliance certificate and letters of recommendation from local government units and endorsement of the project from indigenous people as evidenced by the National Commission on Indigenous Peoples' Certificate.

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

Discussions are currently in progress with several design-build groups to construct and equip the Palawan plant. We are negotiating with Krupp Polysius to provide the cement plant equipment and with Bilfinger + Berger to engineer and construct the Palawan Project. These negotiations have not been concluded and there can be no assurance that either Krupp Polysius or Bilfinger + Berger will provide equipment or services to us.

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

Liquidity and Capital Resources. At June 30, 2000, we had cash resources of $30,442 and a loan receivable of $150,652. H. John Wilson was paid $10,003 and
A. Leonard Taylor was paid $10,811 as consulting fees. The cash and equivalents constitute our present internal sources of liquidity. Because we are not generating any revenues at this time from our operations, our only external source of liquidity is the sale of our capital stock. We are attempting to acquire funding for both the Palawan Project and the Negros Project from German financial institutions with assistance from Krupp-Polysius, a German machinery manufacturing, engineering, trading and financial services company. Krupp-Polysius has agreed to help us arrange the export credits and the required loan guaranties for the loans required for both projects.

Our Plan of Operation For Next 12 Months. Based on current discussions, we presently anticipate that the necessary financing for the Palawan Project will be secured during the last quarter of 2000, which will allow us to begin our preliminary engineering programs during the fourth quarter and initiate construction in the first quarter of 2001. Emphasis will be initially on completing the port site which is necessary to enable supplies and materials to be delivered for construction of the plant.

The Palawan Project will be the only cement manufacturing facility on the island of Palawan. We anticipate that the facility will have an initial production capacity of 2.5 million tonnes per year with expansion capability to ten to twelve million tonnes per year. Negotiations with potential suppliers indicate that the port site and power plants could be provided on a build, own and operate basis which, we believe, would reduce our financing costs by approximately $90 million. In addition, as a result of our discussions with Krupp-Polysius, we would take delivery of the manufacturing equipment earlier than expected, thus advancing our start-up date by up to six months.

Our development schedule contemplates that cement plant construction will commence in the second quarter of 2001 after completion of the initial design engineering and construction of the port facilities. We anticipate that all facilities will be constructed by the end of 2002 and full production should begin in the first quarter of 2003. When direct project development and construction is in progress, we anticipate that other activities will commence including environmental requirements and community related initiatives. We believe that the cement plant will provide economic growth for the southern part of Palawan and we will be actively involved in developing beneficial programs to assist the local and indigenous people.

The Negros Oriental Project will consist of a cement plant of 1.5 million tonnes per year capacity with expansion capability to 3 million tonnes per year. We anticipate that the Negros Oriental Project will basically duplicate the Palawan development program and development will commence one year after construction begins at Palawan.

We have solicited and received bids for an exploratory drilling program to confirm the full extent of the limestone reserves on Negor Corporation's Negros Oriental Province mineral claims. On June 9, 1999, we announced that we had signed a contract with Roctest Machinery and Drilling Corporation to core drill 2,000 meters for test sampling of the limestone deposits for the Negros Project and we anticipate that the drilling will commence as soon as the necessary regional work permits are received.

Our success is dependent upon our ability to secure the necessary financing. Through the efforts of Krupp-Polysius and Belfinger + Berger, we have received a letter of interests from German banks to provide all of the export credit and loan funding. We are currently conducting negotiations for all of the equity requirements which we believe will be completed in the last quarter of 2000. We may also obtain financing from the individual contractors for the port, power and quarry facilities which would reduce our overall financing needs.

If we do not obtain adequate financing, we may need to delay the program or to enter into arrangements with other companies interested in developing cement plants in the Philippines.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

27        Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of Vancouver, British Columbia, on August 11, 2000.

                                                     Fenway International, Inc.,
                                                     a Nevada corporation

                                                     By: /s/ H. John Wilson
                                                         ----------------------
                                                         H. John Wilson
                                                     Its: President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Fenway International, Inc.


By:   /s/ Arthur Leonard Taylor                       August 11, 2000
      --------------------------------------
      Arthur Leonard Taylor
Its:  Secretary, Vice President and Director


By:   /s/ Robert George Muscroft                      August 11, 2000
      --------------------------------------
      Robert George Muscroft
Its:  Vice President and Director


By:   /s/ Rene Cristobel                              August 11, 2000
      --------------------------------------
      Rene Cristobel
Its:  Director


By:   /s/ Carlos A. Fernandez                         August 11, 2000
      --------------------------------------
      Carlos A. Fernandez
Its:  Director