Form 10QSB
period 2000-09-30
FENWAY INTERNATIONAL INC
filed 2000-11-20
CIK 1080951

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


|X|  QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
        OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000


|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to
     ____________

Commission File Number: ____________

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of November 13, 2000, there were 20,365,141 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

The consolidated condensed interim financial statements included herein have been prepared by Fenway International, Inc., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of the management, are necessary for fair presentation of the information contained herein. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 1999. We follow the same accounting policies in preparation of interim report.

Item 1. Financial Statements


                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

                                     ASSETS

                                                                                  September 30,        December 31,
                                                                                       2000                1999
                                                                                   (Unaudited)           (Audited)
                                                                                   -----------         -----------
Cash and cash equivalents                                                          $     2,869         $    21,926
Advance royalty payments                                                               160,813             160,813
Prepaid expenses                                                                         3,633               3,633
G.S.T. refund                                                                              608               1,711
Investment in Palcan Mining and Cement Corporations                                     10,225              18,589
Investments in projects in The Republic of the Philippines                           2,685,687           2,685,687
Loans receivable                                                                        99,356              90,811
Property and equipment, net of accumulated depreciation                                  3,582               4,791
                                                                                   -----------         -----------

              TOTAL ASSETS                                                         $ 2,966,773         $ 2,987,961
                                                                                   ===========         ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
       Accounts payable
          Trade                                                                    $    62,987         $    67,159
          Related parties                                                               76,260              73,307
       Accrued liabilities                                                              35,978              24,778
       Short-term notes payable                                                        133,253             137,656
                                                                                   -----------         -----------

               TOTAL LIABILITIES                                                       308,478             302,900
                                                                                   -----------         -----------

STOCKHOLDERS' EQUITY
       Common stock, par value $0.001 per share
            Authorized 100,000,000 shares
            Issued and outstanding - 20,365,141 shares                                  20,365              20,037
       Paid in capital in excess of par value of stock                               4,202,295           3,712,623
       Cumulative currency translation adjustment                                      (24,302)            (17,019)
       Deficit accumulated during development stage                                 (1,540,063)         (1,030,580)
                                                                                   -----------         -----------

            TOTAL STOCKHOLDERS' EQUITY                                               2,658,295           2,685,061
                                                                                   -----------         -----------

            TOTAL LIABILITIES AND
              STOCKHOLDERS' EQUITY                                                 $ 2,966,773         $ 2,987,961
                                                                                   ===========         ===========

          See Accompanying Notes and Independent Accountants' Reports.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    STATEMENTS OF COMPREHENSIVE INCOME(LOSS)
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 AND
             FOR THE PERIOD FROM MAY 7, 1984 (DATE OF INCEPTION) TO
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)


                                                 Three Months Ended                Nine Months Ended
                                                    September 30,                    September 30,          May 7, 1984 (Date of
                                                    -------------                    -------------             Inception) to
                                                2000              1999          2000              1999       September 30, 2000
                                                ----              ----          ----              ----       ------------------
NET (LOSS)                                   $(120,132)        $(275,631)   $  (509,483)      $  (398,503)     $(1,540,063)

OTHER COMPREHENSIVE INCOME
   (LOSS)
       Foreign currency translation
          adjustments                              180                 0         (7,283)                0          (24,302)
                                             ---------         ---------    -----------       -----------      -----------

NET COMPREHENSIVE
   (LOSS)                                    $(119,952)        $(275,631)   $  (516,766)      $  (398,503)     $(1,564,365)
                                             =========         =========    ===========       ===========      ===========



          See Accompanying Notes and Independent Accountants' Reports.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 AND
             FOR THE PERIOD FROM MAY 7, 1984 (DATE OF INCEPTION) TO
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)


                                           Three Months Ended                      Nine Months Ended
                                             September 30,                           September 30,           May 7, 1984 (Date of
                                             -------------                           -------------               Inception) to
                                        2000                  1999              2000                1999      September 30, 2000
                                        ----                  ----              ----                ----      ------------------
REVENUE                            $          0          $          0       $          0       $          0      $          0

DEVELOPMENT COSTS                       120,132               275,631            509,483            398,503         1,540,063
                                   ------------          ------------       ------------       ------------      ------------

NET (LOSS)                         $   (120,132)         $   (275,631)      $   (509,483)      $   (398,503)     $ (1,540,063)
                                   ============          ============       ============       ============      ============


NET (LOSS) PER COMMON
   SHARE

       Basic and diluted           $       (.01)         $       (.01)      $       (.03)      $       (.02)
                                   ============          ============       ============       ============

WEIGHTED AVERAGE
   NUMBER OF COMMON
   SHARES OUTSTANDING

       Basic and diluted             20,227,141            19,901,729         20,285,474         19,901,729
                                   ============          ============       ============       ============



          See Accompanying Notes and Independent Accountants' Reports.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
             FOR THE PERIOD FROM MAY 7, 1984 (DATE OF INCEPTION) TO
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

                                                                             Paid In                                      Deficit
                                                                            Capital in      Cumulative                  Accumulated
                                                     Common Stock           Excess of        Currency      Advances      During the
                                                     ------------           Par Value      Translation     On Stock     Development
                                                Shares       Amount          of Stock       Adjustment   Subscriptions     Stage
                                                ------       ------          --------       ----------   -------------     -----
BALANCE, MAY 7, 1984                                                                         $      0       $      0     $      0
   (DATE OF INCEPTION)                                0    $       0        $       0

       Issuance of common stock for
          mineral lease (unknown value)
          and expenses at $.005 -
          May 7, 1984                           600,000          600            2,400               0              0            0
       Issuance of common stock for
          cash at $.267 - May 7, 1984             8,610            9            2,287               0              0            0
       Net (loss) for the period ended
          December 31, 1984                           0            0                0               0              0       (5,296)
                                              ---------    ---------        ---------        --------       --------     --------

BALANCE, DECEMBER 31, 1984                      608,610          609            4,687               0              0       (5,296)

       Issuance of common stock for
          services at $.267 -
          February 3, 1985                        9,000            9            2,391               0              0            0
       Issuance of common stock for
          cash at $.267 - February 3, 1985       96,480           96           25,632               0              0            0
       Net (loss) for the year ended
          December 31, 1985                           0            0                0               0              0      (28,128)
                                              ---------    ---------        ---------        --------       --------     --------

BALANCE, DECEMBER 31, 1985                      714,090          714           32,710               0              0      (33,424)
                                              ---------    ---------        ---------        --------       --------     --------

BALANCE, DECEMBER 31, 1996                      714,090          714           32,710               0              0      (33,424)

       Contribution to capital -
          expenses - 1997                             0            0            3,600               0              0            0
       Net (loss) for the year ended
          December 31, 1997                           0            0                0               0              0       (3,600)
                                              ---------    ---------        ---------        --------       --------     --------

BALANCE, DECEMBER 31, 1997                      714,090          714           36,310               0              0      (37,024)

       Contribution to capital -
          expenses - 1998                             0            0            1,300               0              0            0
       Issuance of common stock
          for cash
          $.01 - May 29, 1998                 2,000,000        2,000           18,000               0              0            0
          $.01 - June 9, 1998                 9,000,000        9,000           81,000               0              0            0



          See Accompanying Notes and Independent Accountants' Reports.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY( CONTINUED)
             FOR THE PERIOD FROM MAY 7, 1984 (DATE OF INCEPTION) TO
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

                                                                             Paid In                                      Deficit
                                                                            Capital in      Cumulative                  Accumulated
                                                      Common Stock          Excess of         Currency     Advances     During the
                                                      ------------          Par Value       Translation    On Stock     Development
                                                   Shares       Amount       of Stock        Adjustment  Subscriptions     Stage
                                                   ------       ------       --------        ----------  -------------     -----
           Issuance of common stock for
              net assets of Fenway
              Resources Ltd - $.387 -
              August 31, 1998                    7,644,067    $    7,644    $2,950,988      $         0    $         0  $         0
           Issuance of common stock
              for cash
              $3.00 - October 29, 1998               2,128             2         6,450                0              0            0
              $3.00 - October 29, 1998                 670             1         2,031                0              0            0
           Net (loss) for the year
              ended December 31, 1998                    0             0             0                0              0     (370,360)
                                                ----------    ----------    ----------      -----------    -----------  -----------

BALANCE, DECEMBER 31, 1998                      19,360,955        19,361     3,096,079                0              0     (407,384)

           Issuance of common stock for cash
              $  .25 - February 4, 1999            500,000           500       124,500                0              0            0
              $ 3.00 - February 24, 1999             2,000             2         5,998                0              0            0
              $ 3.00 - March 16, 1999                5,000             5        14,995                0              0            0
              $ 3.00 - March 17, 1999                4,000             4        11,996                0              0            0
              $ 3.00 - March 30, 1999                9,000             9        26,991                0              0            0
              $ 3.00 - April 12, 1999                5,000             5        14,995                0              0            0
              $ 3.00 - November 3, 1999             32,000            32        95,968                0              0            0
              $ 2.25 - November 12, 1999            25,000            25        56,225                0              0            0
              $ 2.25 - November 16, 1999             3,000             3         6,747                0              0            0
              $ 2.00 - December 7, 1999              7,000             7        13,993                0              0            0
              $ 2.25 - December 14, 1999            11,112            11        24,988                0              0            0
           Advances on stock subscriptions               0             0             0                0         24,221            0
              $3.00 - July 2, 1999                  65,000            65       194,935                0              0            0
              $3.00 - September 9, 1999              8,074             8        24,213                0        (24,221)           0
                 (Transferred from advances on
                 stock subscriptions)
           Cumulative currency translation
             adjustment                                  0             0             0          (17,019)             0            0
           Net (loss) for the year
              ended December 31, 1999                    0             0             0                0              0     (623,196)
                                                ----------    ----------    ----------      -----------    -----------  -----------

BALANCE, DECEMBER 31, 1999                      20,037,141        20,037     3,712,623          (17,019)             0   (1,030,580)



          See Accompanying Notes and Independent Accountants' Reports.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY( CONTINUED)
             FOR THE PERIOD FROM MAY 7, 1984 (DATE OF INCEPTION) TO
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

                                                                              Paid In                                     Deficit
                                                                             Capital in   Cumulative                    Accumulated
                                                       Common Stock          Excess of     Currency        Advances      During the
                                                       ------------          Par Value   Translation       On Stock     Development
                                                     Shares      Amount      of Stock     Adjustment    Subscriptions      Stage
                                                     ------      ------      --------     ----------    -------------      -----
           Issuance of common stock for cash
              $1.50 - March 6, 2000, net of cost     228,000   $      228   $  339,772    $         0     $         0   $         0
              $1.50 - May 29, 2000                   100,000          100      149,900              0               0             0
           Cumulative currency translation
             adjustment                                    0            0            0         (7,283)              0             0
           Net (loss) for the nine months
              ended September 30, 2000                     0            0            0              0               0      (509,483)
                                                  ----------   ----------   ----------    -----------     -----------   -----------

BALANCE, SEPTEMBER 30, 2000                       20,365,141   $   20,365   $4,202,295    $   (24,302)    $         0   $(1,540,063)
                                                  ==========   ==========   ==========    ===========     ===========   ===========


          See Accompanying Notes and Independent Accountants' Reports.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 AND
             FOR THE PERIOD FROM MAY 7, 1984 (DATE OF INCEPTION) TO
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

                                                                                                                        May 7, 1984
                                                                                       Nine Months Ended                 (Date of
                                                                                          September 30,                Inception) to
                                                                                          -------------                September 30,
                                                                                    2000                1999                2000
                                                                                    ----                ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net (loss)                                                               $  (509,483)        $  (398,503)        $(1,540,063)
       Adjustments to reconcile net (loss)
          to net cash (used) by operating activities
             Depreciation                                                             1,447               1,206               3,642
             Contributions to capital and stock issued for
                expenses and services                                                     0                   0               9,000
       Changes in operating assets and liabilities
          Cash-held in lawyer's trust account                                             0                   0             118,578
          Interest receivable                                                             0              (4,200)             (1,867)
          Accounts receivable                                                             0              (3,239)             14,678
          G.S.T. tax refund                                                           1,103                   0                (608)
          Accounts payable                                                           (1,219)            (12,438)             81,069
          Accrued liabilities                                                        11,200               9,326              35,978
                                                                                -----------         -----------         -----------

          NET CASH (USED) BY OPERATING
             ACTIVITIES                                                            (496,952)           (407,848)         (1,279,593)
                                                                                -----------         -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Investment in Palcan Mining and Cement
          Corporations                                                                8,364              12,851             (10,463)
       Change in loans receivable                                                    (8,545)                  0             (14,383)
       Purchase of property and equipment                                              (238)                  0                (238)
                                                                                -----------         -----------         -----------

          NET CASH (USED) BY INVESTING
             ACTIVITIES                                                                (419)             12,851             (25,084)
                                                                                -----------         -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from issuance of common stock                                       490,000             395,000           1,294,145
       Changes in short term notes                                                   (4,403)              7,648              37,703
                                                                                -----------         -----------         -----------

          NET CASH PROVIDED BY FINANCING
             ACTIVITIES                                                             485,597             402,648           1,331,848
                                                                                -----------         -----------         -----------
EFFECT OF EXCHANGE RATE CHANGES ON
   CASH AND CASH EQUIVALENTS                                                         (7,283)                  0             (24,302)
                                                                                -----------         -----------         -----------

          See Accompanying Notes and Independent Accountants' Reports.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF CASH FLOWS (CONTINUED)
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 AND
             FOR THE PERIOD FROM MAY 7, 1984 (DATE OF INCEPTION) TO
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

                                                                                                         May 7, 1984
                                                                                Nine Months Ended         (Date of
                                                                                   September 30,        Inception) to
                                                                                   -------------        September 30,
                                                                                 2000         1999          2000
                                                                                 ----         ----          ----
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                          $  (19,057)   $    7,651   $    2,869

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                                           21,926        11,583            0
                                                                                           ----------   ----------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                                             $    2,869    $   19,234   $    2,869
                                                                                           ==========   ==========

SCHEDULE OF NON-CASH INVESTING AND
   FINANCING ACTIVITIES

       Issuance of 400,000 shares of common stock for
          mineral lease (unknown value) and expenses - 1984                  $        0    $       --   $    3,000
                                                                             ----------    ----------   ----------

       Issuance of 9,000 shares of common stock for
          services - 1985                                                    $        0    $       --   $    2,400
                                                                             ----------    ----------   ----------

       Contribution to capital - expenses - 1997                             $        0    $       --   $    3,600
                                                                             ----------    ----------   ----------

       Contribution to capital - expenses - 1998                             $        0    $       --   $    1,300
                                                                             ----------    ----------   ----------

       Issuance of 7,644,067 shares of stock for
          Fenway Resources Ltd.- August 31, 1998                             $        0    $       --   $2,918,215
                                                                             ----------    ----------   ----------

SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION

       Interest paid                                                         $        0    $        0   $        0
                                                                             ==========    ==========   ==========

       Taxes paid                                                            $        0    $        0   $        0
                                                                             ==========    ==========   ==========

          See Accompanying Notes and Independent Accountants' Reports.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)


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

     Income Taxes

     Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax basis of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in FASB Statement No. 109, Accounting for Income Taxes. As changes in tax laws or rate are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

          See Accompanying Notes and Independent Accountants' Reports.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)


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

     Net Loss Per Share

     The Company adopted Statement of Financial Accounting Standards No. 128 that requires the reporting of both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income
     (loss) available to common shareowners by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with FASB 128, any anti-dilutive effects on net loss per share are excluded.

     Disclosure About Fair Value of Financial Instruments

     The Company has financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at September 30, 2000 and 1999 as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgement is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

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

          See Accompanying Notes and Independent Accountants' Reports.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)


NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     International Currency Translation

     For translation of its international currencies, the Company has determined that the local currencies of its international subsidiaries are the functional currencies. The assets and liabilities of the company's foreign operations are generally translated into U.S. dollars at current exchange rates, and revenues and expenses are translated at the date the revenue or expense is incurred.

NOTE 2 DEVELOPMENT STAGE OPERATIONS

     As of September 30, 2000, the Company was in the development stage of operations. According to the Financial Accounting Standards Board of the Financial Accounting Foundation, a development stage Company is defined as a company that devotes most of its activities to establishing a new business activity. In addition, planned principle activities have not commenced, or have commenced and have not yet produced significant revenue.

     The Company expensed $509,483 and $398,503 of development costs for the nine months ended September 30, 2000 and 1999, respectively, and $1,540,063 from May 7, 1984 (date of inception) to September 30, 2000.

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

     B.   Incorporators and directors

          Names and nationalities of the incorporators and directors are as follows:

                       Name                             Nationality
                       ----                             -----------
                Rene E. Cristobal                        Filipino
                Carlos A. Fernandez                      Filipino
                Dativa C. Dimaano-Sangalang              Filipino
                Arthur Leonard Taylor                    Canadian
                Herbert John Wilson                      Canadian

          See Accompanying Notes and Independent Accountants' Reports.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)


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

     D.   Subscribers and issued capital

          25% of the authorized capital stock has been subscribed and at least 25% of the total subscription has been paid as follows:

                                                  Number of
                                                    Shares            Amount               Amount
                       Name                       Subscribed        Subscribed              Paid
                       ----                       ----------        ----------              ----
               Rene E. Cristobal                        200  p         200,000  p          50,000
               Carlos A. Fernandez                      150            150,000             37,500
               Dativa C. Dimaano-
                  Sangalang                             250            250,000             62,500
               Arthur Leonard Taylor                      1              1,000              1,000
               Herbert John Wilson                        1              1,000              1,000
               Fenway International Inc.                398            398,000            398,000
                                                  ---------          ---------          ---------
                                                      1,000  p       1,000,000  p         550,000
                                                  =========  =       =========  =       =========

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

          See Accompanying Notes and Independent Accountants' Reports.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)


NOTE 3 INVESTMENT IN PALCAN MINING AND CEMENT CORPORATIONS
       (CONTINUED)

          Palcan Cement Corporation

     A. Palcan Cement Corporation was incorporated in the Republic of the Philippines on August 12, 1998 under Philippines Sec. Reg. No. A199811013. The Company has a fiscal year end of December 31.

     B.   Incorporators and directors

          Names and nationalities of the incorporators and directors are as follows:

                       Name                               Nationality
                       ----                               -----------
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

     D.   Subscribers and issued capital

          The subscribers to the capital stock and the amounts paid-in to their subscriptions are as follows:

                                                   Number of
                                                     Shares             Amount             Amount
                      Name                         Subscribed         Subscribed            Paid
                      ----                         ----------         ----------            ----
               Rene E. Cristobal                         170  p          170,000   p          42,500
               Carlos A. Fernandez                       150             150,000              37,500
               Dativa C. Dimaano-
                  Sangalang                              180             180,000              45,000
               Laurie G. Maranda                           1               1,000               1,000
               Robert George Muscroft                      1               1,000               1,000
               Arthur Leonard Taylor                       1               1,000               1,000
               Herbert John Wilson                         1               1,000               1,000
               Fenway International Inc.               4,496           4,496,000           4,496,000
                                                   ---------           ---------           ---------
                                                       5,000  p        5,000,000   p       4,625,000
                                                   =========  =        =========   =       =========

          See Accompanying Notes and Independent Accountants' Reports.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)


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

          III. 10% equity interest in the JVMC.

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

          See Accompanying Notes and Independent Accountants' Reports.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)


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

     E.   Equity Interest

          10% equity interest in the JVCC .

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

     G.   Share Options and Warrants

          I. The Consortium members will have options to purchase Fenway shares, subject to regulatory approvals, as follows:

          See Accompanying Notes and Independent Accountants' Reports.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)


NOTE 4 INVESTMENT IN THE REPUBLIC OF PHILIPPINES - CONSORTIUM AGREEMENT (CONTINUED)

                      CPMIC                           PALAWAN STAR             PYRAMID HILL
                      -----                           ------------             ------------
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

     The following are the details of the option agreement:

     A. For a period of four (4) years following the date of acceptance by the Company of a commercial feasibility study and report for the project, which study and report are sufficient to enable the Company to obtain any and all funds necessary or appropriate

          See Accompanying Notes and Independent Accountants' Reports.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)


NOTE 5 INVESTMENT IN THE REPUBLIC OF PHILIPPINES- OPTION AGREEMENT- NEGOR RR CEMENT PROJECT (CONTINUED)

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

          See Accompanying Notes and Independent Accountants' Reports.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)


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

NOTE 7 PROPERTY AND EQUIPMENT

     The components of the property and equipment are as follows:

                                                            2000          1999
                                                            ----          ----

               Office equipment                           $ 6,427       $ 6,189
               Computers                                    5,360         5,360
                                                          -------       -------

                     Total cost                            11,787        11,549

               Less accumulated depreciation                8,205         6,356
                                                          -------       -------

                     Total property and equipment         $ 3,582       $ 5,193
                                                          =======       =======

     Depreciation expense for the nine months ended September 30, 2000 and 1999 amounted to $1,447 and $1,206, respectively.


          See Accompanying Notes and Independent Accountants' Reports.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)


NOTE 8 INCOME TAXES

                                                                                              2000             1999
                                                                                              ----             ----
               (Loss) before income taxes                                                  $(509,483)       $ 398,503
                                                                                           ---------        ---------

               The provision for income taxes is estimated as
                 follows:
                                   Currently payable                                       $       0        $       0
                                                                                           ---------        ---------
                                   Deferred                                                $       0        $       0
                                                                                           ---------        ---------

               A reconciliation of the provision for income
                 taxes compared with the amounts at the
                 Federal Statutory and Foreign income tax rates
                 is as follows:
                                   Tax at Federal Statutory
                                        income tax rates                                   $       0        $       0
                                                                                           ---------        ---------
                                   Tax at Foreign income tax rates                         $       0        $       0
                                                                                           ---------        ---------


                                                                                              2000             1999
                                                                                              ----             ----
               Deferred income tax assets and liabilities
                 reflect the impact of temporary differences
                 between amounts of assets and liabilities for
                 financial reporting purposes and the basis of
                 such assets and liabilities as measured by tax
                 laws
                                   The net deferred tax asset is:                          $       0        $       0
                                                                                           ---------        ---------
                                   The net deferred tax liability is:                      $       0        $       0
                                                                                           ---------        ---------

               Temporary differences and carry forwards that
                 give rise to deferred tax assets and
                 liabilities include the following:

                                                                                                 Deferred Tax
                                                                                                 ------------
                                                                                             Assets       Liabilities
                                                                                             ------       -----------
                                   Net operating losses                                    $ 397,000        $       0

                                   Valuation allowance                                       397,000                0
                                                                                           ---------        ---------

                                   Total deferred taxes                                    $       0        $       0
                                                                                           =========        =========

          See Accompanying Notes and Independent Accountants' Reports.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)


NOTE 8 INCOME TAXES (CONTINUED)

     A reconciliation of the valuation allowance is as follows:

                                                       2000             1999
                                                       ----             ----

               Balance, beginning of period          $261,900         $163,000

               Addition for the nine months           135,100           42,000
                                                     --------         --------

               Balance, end of period                $397,000         $205,000
                                                     ========         ========

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
                                            -----------
                                            $ 1,030,580
                                            ===========

NOTE 10 SHORT-TERM NOTES PAYABLE

     The Company has two short term loans as follows:

          A.   Unsecured,  12% note  dated  June 3, 1998 for
               $150,000  Canadian  dollars.  There is no due
               date on the note.                                       $  99,940

          B.   Unsecured,  12% note dated September 28, 1998
               for $50,000 Canadian dollars. There is no due
               date on the note.                                          33,313
                                                                       ---------

                                                                       $ 133,253
                                                                       =========

          See Accompanying Notes and Independent Accountants' Reports.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)


NOTE 11 STOCK OPTIONS

     The Company has stock options outstanding at September 30, 2000 as follows:

                                             Number of       Exercise          Expiration
              Name of Optionee                Shares           Price               Date
              ----------------                ------           -----               ----
           Milton M. Schlesinger              200,000        US $3.00          July 4, 2004
           Steven Sobolewski                  250,000        US $3.00          July 4, 2004
           H. John Wilson                     495,963        US $3.00          July 4, 2004
           A. Leonard Taylor                  495,963        US $3.00          July 4, 2004
           Laurie G. Maranda                  300,000        US $3.00          July 4, 2004
           R. George Muscroft                 300,000        US $3.00          July 4, 2004
           Willi Magill                       200,000        US $3.00          July 4, 2004
           Detty Sangalang                    200,000        US $3.00          July 4, 2004
           Rene E. Cristobal                  200,000        US $3.00          July 4, 2004
           Carlos Fernandez                   200,000        US $3.00          July 4, 2004
           Robert Shoofey                     180,000        US $3.00          July 4, 2004
           Daniel Maarsman                    195,000        US $3.00          July 4, 2004
           Edward Cardozo                     200,000        US $3.00          July 4, 2004
           Friedhelm Menzel                   200,000        US $3.00          July 4, 2004
           William Anderson                   200,000        US $3.00         July 31, 2004
           J. Roderick Ainsworth              200,000        US $3.00         July 31, 2004
           Setphen C. Bauer                   300,000        US $1.75    September 28, 2001
                                            ---------
                                            4,316,926

     A summary of the all options is as follows:

           Balance at January 1, 2000                  4,016,926
           Options issued                                600,000
           Options exercised                                   0
           Options canceled                             (300,000)
                                                      ----------

           Balance at September 30, 2000               4,316,926
                                                      ==========

NOTE 12 STOCK WARRANTS

     The following warrants are outstanding and applicable to investment in projects in Palawan, Philippine.

     Warrants outstanding as of September 30, 2000.


          See Accompanying Notes and Independent Accountants' Reports.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)


NOTE 12 STOCK WARRANTS (CONTINUED)


             45,750 Shares at a price of Canadian $5.50 per share if exercised on or before December 5, 2000
             25,250 Shares at a price of Canadian $5.50 per share if exercised on or before February 25, 2001
             28,901 Shares at a price of Canadian $5.50 per share if exercised on or before May 29, 2001
             25,000 Shares at a price of Canadian $5.50 per share if exercised on or before June 2, 2001
             27,000 Shares at a price of Canadian $5.50 per share if exercised on or before June 6, 2001
              2,128 Shares at a price of United States $4.00 per share if exercised on or before October 26, 2001
                670 Shares at a price of United States $4.00 per share if exercised on or before October 26, 2001
             65,000 Shares at a price of United States $4.00 per share if exercised on or before June 10, 2001
             32,000 Shares at a price of United States $4.00 per share if exercised on or before February 11, 2001
             25,000 Shares at a price of United States $3.00 per share if exercised on or before September 11, 2001
              3,000 Shares at a price of United States $3.00 per share if exercised on or before September 11, 2001
              7,000 Shares at a price of United States $3.00 per share if exercised on or before March 12, 2001
             11,112 Shares at a price of United States $3.00 per share if exercised on or before December 13, 2001
            228,000 Shares at a price of United States $3.00 per share if exercised on or before March 6, 2002
            100,000 Shares at a price of United States $3.00 per share if exercised on or before May 29, 2002
            625,811
            =======

NOTE 13 CONSULTING AGREEMENT WITH RELATED PARTIES

     The Company assumed a consulting agreement with a former director of Fenway Resources Ltd. which requires quarterly payments of $5,000 (Canadian dollars).

NOTE 14 INTEREST EXPENSE

     The Company incurred $14,500 of interest expense for the nine months ended September 30, 2000.

          See Accompanying Notes and Independent Accountants' Reports.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)


NOTE 15 OPERATING LEASES

     The Company is leasing office facilities in Vancouver, British Columbia, Canada and Manila, Philippines as follows:

     Vancouver
          5 year lease expiring February 28, 2001
          Monthly rental of $308 plus occupancy costs
     Manila - month to month rental

     Future minimum lease payments are as follows:

             September 30, 2000                 $  1,540
                                                ========

     Rent expense for the nine months ended September 30, 2000 and 1999 was $33,200 and $25,620, respectively.

NOTE 16 CONTINGENT EMPLOYMENT CONTRACTS

     The Company has the following contingent employment contracts that only become effective in the event of an unfriendly or hostile take over:

                                                       Annual          Expiration
          Title                      Date              Salary              Date              Renewable
          -----                      ----              ------              ----              ---------
     President and
     Chief Executive
     Officer                   September 1, 1995   $ 400,000 (CND)    August 31, 2000    5 year periods

     Secretary and
     Chief Financial
     Officer                   September 1, 1995   $ 300,000 (CND)    August 31, 2000    5 year periods

     Project Manager           February 1, 1996    $ 200,000 (CND)    August 31, 2000    5 year periods

NOTE 17 GOING CONCERN

     The company is developing its cement operations in the Philippines and needs substantial funds to complete the project. Management is in the process of completing loans and export credits sufficient to develop the project. As of the date of this report, the financial negotiations have not been completed and the company is awaiting a commitment letter from the investor.

NOTE 18 UNAUDITED FINANCIAL INFORMATION

     The accompanying financial information as of September 30, 2000 and 1999 is unaudited. In managements opinion, such information includes all normal recurring entries necessary to make the financial information not misleading.

          See Accompanying Notes and Independent Accountants' Reports.

Item 2. Management's Discussion and Analysis or Plan of Operation

This following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events and not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as "may", "shall", "will", "could", "expect", "estimate", "anticipate", "predict", "probable", "possible", "should", "continue", or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

The financial projections in this report have been prepared to us and are based on certain assumptions regarding future operations. The projections are an estimate only, based on certain assumptions which may prove to be inaccurate and which are subject to future conditions over which we may have no control. There is absolutely no assurance that we will experience the operating results depicted in the financial projections.

The financial projections were prepared by our management and have not been examined or complied by independent certified public accountants or our legal counsel. The accountants and legal counsel have not participated in the preparation or review of the financial projections. Accordingly, our legal counsel and accountants cannot provide any level of assurance on them.

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

     B. NMC shall prepare, sign and deliver to Negor Corporation any and all documents and other instruments necessary or appropriate to vest in Negor Corporation an ownership interest in NMC equal to forty percent (40%) of the total issued and outstanding capital stock of NMC. As a result of such ownership interest, Negor Corporation shall be entitled to have allocated to it forty percent (40%) of the net profits, losses and credits of NMC.

     C. NMC shall prepare, sign and deliver to us any and all documents and other instruments necessary or appropriate to vest in us an ownership interest in NMC equal to forty percent (40%) of the total issued and outstanding capital stock of NMC. As a result of such ownership interest, we shall be entitled to have allocated to us forty percent (40%) of the net profits, losses and credits of NMC.

     D. NCC shall prepare, sign and deliver to Negor Corporation any and all documents and other instruments necessary or appropriate to vest in Negor Corporation an ownership interest in NCC equal to ten percent (10%) of the total issued and outstanding capital stock of NMC. As a result of such ownership interest, Negor shall be entitled to have allocated to it ten percent (10%) of the net profits, losses and credits of NCC. NCC shall prepare, sign and deliver to us any and all documents and other instruments necessary or appropriate to vest in us an ownership interest in NCC equal to ninety percent (90%) of the total issued and outstanding capital stock of NMC. As a result of such ownership interest, we shall be entitled to have allocated to it ninety percent (90%) of the net profits, losses and credits of NCC.

     E. NMC shall prepare, sign and deliver to one or more third party investors any and all documents and other instruments necessary or appropriate to vest collectively in those third party investors an ownership interest in NCC equal to twenty percent (20%) of the total issued and outstanding capital stock of NMC. As a result of such ownership interest, those third party investors shall be entitled to have allocated to them, in the aggregate, twenty percent (20%) of the net profits, losses and credits of NCC.

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

Liquidity and Capital Resources. At September 30, 2000, we had cash resources of $2,869 and a loan receivable of $99,356. The cash and equivalents constitute our present internal sources of liquidity. Because we are not generating any revenues at this time from our operations, our only external source of liquidity is the sale of our capital stock. We are attempting to acquire funding for both the Palawan Project and the Negros Project from German financial institutions with assistance from Krupp-Polysius, a German machinery manufacturing, engineering, trading and financial services company. Krupp-Polysius has agreed to help us arrange the export credits and the required loan guaranties for the loans required for both projects.

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

The Palawan Project will be the only cement manufacturing facility on the island of Palawan. We anticipate that the facility will have an initial production capacity of 2.5 million tonnes per year with expansion capability to ten to twelve million tonnes per year. Negotiations with potential suppliers indicate that the port site and power plants could be provided on a BOT basis which, we believe, would reduce our financing costs by approximately $90 million. In addition, as a result of our discussions with Krupp-Polysius, we would take delivery of the manufacturing equipment earlier than expected, thus advancing our start-up date by up to six months.

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

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

27   Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of Vancouver, British Columbia, on November 20, 2000.

                                 Fenway International, Inc.,
                                 a Nevada corporation


                                 By:      /s/     H. John Wilson
                                          -----------------------------------
                                          H. John Wilson
                                 Its:     President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Fenway International, Inc.


By:   /s/      Arthur Leonard Taylor                   November 20, 2000
      ------------------------------------------
      Arthur Leonard Taylor
Its:  Secretary, Vice President and Director


By:   /s/      Robert George Muscroft                  November 20, 2000
      -----------------------------------
      Robert George Muscroft
Its:  Vice President and Director


By:   /s/      Rene Cristobel                          November 20, 2000
      ------------------------------------------
      Rene Cristobel
Its:  Director


By:   /s/      Carlos A. Fernandez                     November 20, 2000
      ------------------------------------------
      Carlos A. Fernandez
Its:  Director