Form 10KSB
period 2000-12-31
FENWAY INTERNATIONAL INC
filed 2001-04-13
CIK 1080951

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB






(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2000
                                      -----------------
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the transition period from                to
                                              ---------------    ---------------

Commission File Number: 000-30174

                           Fenway International, Inc.
                           --------------------------
             (Exact name of registrant as specified in its charter)

Nevada                                                                98-0203850
------                                                                ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

308-409 Granville Street, Vancouver, British Columbia, Canada            V6C 1T2
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

                                  604.844.2265
                                  ------------
              (Registrant's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Act:

   Title of Each Class                         Name of Each Exchange on which
   to be so Registered:                        Each Class is to be Registered:
   --------------------                        -------------------------------
          None                                             None

Securities registered under Section 12(g) of the Act:

Common Stock, Par Value $.001
-----------------------------
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (X)Yes No( )

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.


State issuer's revenues for its most recent fiscal year. $0.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of April 6, 2001, approximately $9,546,159.

As of April 6, 2001, there were 20,365,141 shares of the issuer's $.001 par value common stock issued and outstanding.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

Transitional Small Business Disclosure format (check one):

                            Yes ( )             No (X)

                                     PART I

Item 1. Description of Business.

Our Background and Development. Fenway International, Inc., a Nevada corporation was incorporated in the State of Nevada on May 7, 1984 using the name Nevada-Utah Gold, Inc. for the primary purpose of developing mining properties. During 1985, we settled our liabilities and were inactive until 1998, when we began acquiring property and mineral interests in anticipation of developing commercial grade cement production facilities in the Philippines. Specifically, on or about August 10, 1998, we acquired the assets of Fenway Resources, Ltd., a Delaware corporation, which assets included property and mineral interests in the Philippines. We issued 7,644,067 shares of our $.001 par value common stock for the assets acquired. On or about September 4, 1998, we filed a Certificate of Amendment to our Articles of Incorporation changing our name to Fenway International, Inc. Our executive offices are located at 308-409 Granville Street, Vancouver, British Columbia, Canada V6C 1T2. Our telephone number is 604.844.2265.

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

Item 2.  Description of Property.
---------------------------------
Property held by the Company. As of the date specified in the following table, we held the following property:

=================================================================== ========================== ===============================
                             Property                                     December 31, 2000        December 31, 1999
------------------------------------------------------------------- -------------------------- -------------------------------
Cash and equivalents                                                       $12,257.00                             $ 21,926.00
------------------------------------------------------------------- -------------------------- -------------------------------
Advance Royalty Payments                                                  $160,813.00                            $ 160,813.00
------------------------------------------------------------------- -------------------------- -------------------------------
Project Investments                                                     $2,687,048.00                          $ 2,685,687.00
------------------------------------------------------------------- -------------------------- -------------------------------
Property  and   Equipment   (consists  of  office   equipment  and          $3,795.00                             $  4,791.00
computers, less accumulated depreciation)
=================================================================== ========================== ===============================

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

We depreciate our property and equipment for financial reporting purposes using the accelerated method based upon an estimated useful life of 5 years.

The components of the property and equipment are as follows:

                    Property            December 31, 2000    December 31, 1999
Office equipment                              $ 6,427                $ 6,189
Computers                                     $ 5,360                $ 5,360
                                              -------                -------

Total cost                                    $11,787                $11,549
Less accumulated depreciation                 $ 7,992                $ 6,758
                                              -------                -------

Total property and equipment                  $ 3,795                $ 4,791
                                              -------                -------

We are leasing office facilities in Vancouver, British Columbia, Canada and Manila, Philippines. Our Vancouver office is a month-to-month lease with a rental fee of $308 plus occupancy costs. Our Manila office is a month-to-month lease with a monthly a rental fee of $1,754 plus occupancy costs. The rent expense for the year ended December 31, 2000, was $39,511.

Item 3.  Legal Proceedings.
---------------------------
We are not aware of any pending litigation nor do we have any reason to believe that any such litigation exists.

Item 4.  Submission of Matters to Vote of Security Holders
----------------------------------------------------------
Not applicable.

                                     PART II

Item 5.  Market Price for Common Equity and Related Stockholder Matters.
------------------------------------------------------------------------

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

Prices of Common Stock. Our common stock is quoted on the OTC Bulletin Board (trading symbol: FWIN). Prior to our participation on the OTC Bulletin Board, there was no public market for our common stock. Our common stock has closed at a low of $0.4375 and a high of $2.00 for the 52-week period ended April 5, 2001. This market is extremely limited and the price for our common stock quoted by brokers is not necessarily a reliable indication of the value of our common stock.

The following table specifies the reported high and low sales or closing prices of our common stock on the OTCBB for the periods indicated.

====================================== =============== =======================
                       Period               High                     Low
-------------------------------------- --------------- -----------------------
-------------------------------------- --------------- -----------------------
October 1, 2000 - December 31, 2000        0.8125                   0.4687
-------------------------------------- --------------- -----------------------
-------------------------------------- --------------- -----------------------
July 1, 2000 - September 30, 2000           0.87                     0.50
-------------------------------------- --------------- -----------------------
-------------------------------------- --------------- -----------------------
April 1, 2000 - June 30, 2000              2.0625                   0.625
-------------------------------------- --------------- -----------------------
-------------------------------------- --------------- -----------------------
January 1, 2000 - March 31, 2000            1.75                     0.75
====================================== =============== =======================


Stock Options. As of December 31, 2000, there were 4,016,926 incentive stock options to purchase common stock at $3.00 per share, of which 3,416,926 expire by their own terms on July 4, 2004, 400,000 expire by their own terms on July 31, 2004, and 200,000 expire by their own terms on December 1, 2004. There were also 325,000 incentive stock options to purchase common stock at $1.75 per share, of which 300,000 expire by their own terms on September 28, 2001 and 25,000 expire by their own terms on October 20, 2002.

Warrants. As of December 31, 2000, there were 650,811 outstanding warrants to purchase common stock. 45,750 of those warrants are purchase common stock at CDN$5.50 per share which expire on December 5, 2001, 25,250 of those warrants are purchase common stock at CDN$5.50 per share which expire on February 25, 2002; 28,901 of those warrants are purchase common stock at CDN$5.50 per share which expire on May 29, 2001; 25,000 of those warrants are purchase common stock at CDN$5.50 per share which expire on June 2, 2001; and 27,000 of those warrants are purchase common stock at CDN$5.50 per share which expire on June 6, 2001. There were also 2,128 warrants to purchase common stock at $4.00 per share outstanding which expire on October 26, 2001; 670 warrants to purchase common stock at $4.00 per share outstanding which expire on October 26, 2001; 65,000 warrants to purchase common stock at $4.00 per share outstanding which expire on June 10, 2001; 32,000 warrants to purchase common stock at $4.00 per share outstanding which expire on November 2, 2001; 25,000 warrants to purchase common stock at $3.00 per share outstanding which expire on September 11, 2001; 3,000 warrants to purchase common stock at $3.00 per share outstanding which expire on September 11, 2001; 7,000 warrants to purchase common stock at $3.00 per share outstanding which expire on December 3, 2001; and 11,112 warrants to purchase common stock at $3.00 per share outstanding which expire on December 13, 2001. There were also 228,000 warrants to purchase common stock at $3.00 per share which expire on March 6, 2002; 100,000 warrants to purchase common stock at $3.00 per share which expire on May 29, 2002; 25,000 warrants to purchase common stock at $1.75 per share which expire on October 20, 2002

There were additional warrants to purchase common stock at CDN$4.00 per share outstanding, 1,000,000 of which are exercisable upon receipt of certain production funds (see Note 4 to the Company's financial statements attached as exhibits hereto). As of December 31, 2000, there were 900,000 warrants to purchase common stock at CDN$2.00 per share outstanding (exercisable upon receipt of certain production funds as specified in Note 5 to the Company's financial statements attached as exhibits hereto) and an additional 900,000 warrants to purchase common stock at CDN$3.00 per share which are exercisable at any time. As of December 31, 2000, there were an additional 4,000,000 warrants to purchase common stock at CDN$2.00 per share outstanding which are exercisable upon receipt of certain production funds (see Note 4 to the Company's financial statements attached as exhibits hereto). Finally, as of December 31, 2000, there were 1,000,000 warrants to purchase common stock at CDN$5.00 per share outstanding which are exercisable at any time.

The approximate number of holders of record of shares of our common stock is thirty-one.

There have been no cash dividends declared on our common stock. Dividends are declared at the sole discretion of our Board of Directors.

Penny Stock Regulation. Shares of our common stock are subject to rules adopted by the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in "penny stocks". Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission, which contains the following:

o a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
o a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities' laws;
o a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the "bid" and "ask" price;
o        a toll-free telephone number for inquiries on disciplinary actions;
o definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and
o such other information and is in such form (including language, type, size and format), as the Securities and Exchange Commission shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

o        the bid and offer quotations for the penny stock;
o the compensation of the broker-dealer and its salesperson in the transaction;
o the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
o monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Holders of shares of our common stock may have difficulty selling those shares because our common stock will probably be subject to the penny stock rules.

Item 6. Management's Discussion and Analysis of Financial Condition or Plan of Operation.
-------------------------------------------------------------------------------

The following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events and not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as "may", "shall", "will", "could", "expect", "estimate", "anticipate", "predict", "probable", "possible", "should", "continue", or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

The financial projections in this report have been prepared to us and are based on certain assumptions regarding future operations. The projections are an estimate only, based on certain assumptions which may prove to be inaccurate and which are subject to future conditions over which we may have no control. We cannot guaranty that we will experience the operating results depicted in the financial projections.

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

Liquidity and Capital Resources. At December 31, 2000, we had cash resources of $ 12,257. The cash and equivalents constitute our present internal sources of liquidity. Because we are not generating any revenues at this time from our operations, our only external source of liquidity is the sale of our capital stock. We are attempting to acquire funding for both the Palawan Project and the Negros Project from German financial institutions with assistance from Krupp-Polysius, a German machinery manufacturing, engineering, trading and financial services company. Krupp-Polysius has agreed to help us arrange the export credits and the required loan guaranties for the loans required for both projects.

Our Plan of Operation For Next 12 Months. Based on current discussions, we presently anticipate that the necessary financing for the Palawan Project will be secured during the second quarter of 2001, which will allow us to begin our preliminary engineering programs during the fourth quarter and initiate construction in the fourth quarter of 2001. Emphasis will be initially on completing the port site which is necessary to enable supplies and materials to be delivered for construction of the plant.

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

Our development schedule contemplates that cement plant construction will commence in the fourth quarter of 2001 after completion of the initial design engineering and construction of the port facilities. We anticipate that all facilities will be constructed by the end of 2003 and full production should begin in the first quarter of 2004. When direct project development and construction is in progress, we anticipate that other activities will commence including environmental requirements and community related initiatives. We believe that the cement plant will provide economic growth for the southern part of Palawan and we will be actively involved in developing beneficial programs to assist the local and indigenous people.

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

Our success is dependent upon our ability to secure the necessary financing. Through the efforts of Krupp-Polysius and Belfinger + Berger, we have received a letter of interests from German banks to provide all of the export credit and loan funding. We are currently conducting negotiations for all of the equity requirements which we believe will be completed in the second quarter of 2001. We may also obtain financing from the individual contractors for the port, power and quarry facilities which would reduce our overall financing needs.

If we do not obtain adequate financing, we may need to delay the program or to enter into arrangements with other companies interested in developing cement plants in the Philippines.

In the opinion of management, available funds will satisfy our working capital requirements through June 2001. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results that could fail as a result of a number of factors. We will need to raise additional capital to develop, promote and conduct our operations. Such additional capital may be raised through public or private financing as well as borrowings and other sources. We cannot guaranty that additional funding will be available on favorable terms, if at all.

We are not currently conducting any research and development activities. We do not anticipate conducting any such activities in the next twelve months. We do not anticipate that we will purchase or sell any significant equipment in the next six to twelve months unless we obtain significant additional capital.

During the next 12 months, depending on the success of our market expansion plan, we may be required to hire additional employees; however, we are not able to provide a reasonable estimate of the number of such additional employees which may be required at this time. We believe our future success depends in large part upon the continued service of our key personnel.

Item 7.  Financial Statements
-----------------------------

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

                                TABLE OF CONTENTS

                                                                    Page No.
                                                               -----------------

INDEPENDENT AUDITORS' REPORT ..................................         1

FINANCIAL STATEMENTS

       Balance Sheets..........................................         2

       Statements of Comprehensive (Loss)......................         3

       Statements of Operations................................         4

       Statement of Stockholders' Equity.......................       5 - 7

       Statements of Cash Flows................................       8 - 9

       Notes to Financial Statements...........................      10 - 26

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
Fenway International Inc.



We have audited the accompanying balance sheets of Fenway International Inc. (a Nevada corporation) as of December 31, 2000 and 1999, and the related statements of comprehensive (loss), operations, stockholders' equity, and cash flows for the years then ended, and for the period from May 7, 1984 (date of inception) to December 31, 2000. These financial statements are the responsibilities of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of Fenway International Inc. as of December 31, 2000 and 1999 and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999 and for the period from May 7, 1984 (date of inception) to December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a deficit working capital, has incurred $1,698,942 of development costs and is still developing its cement operations. In addition, the Company must obtain additional financing to continue its development plans. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding this matter are described in Notes 17 and 18. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Moffitt & Company, P.C.
Scottsdale, Arizona

March 15, 2001

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999


                                     ASSETS

                                                                             2000                  1999
                                                                        -------------         -------------
CURRENT ASSETS
       Cash and cash equivalents                                        $      12,257         $      21,926
       G.S.T. refund                                                              984                 1,711
                                                                        -------------         -------------
            TOTAL CURRENT ASSETS                                               13,241                23,637
                                                                        -------------         -------------

PROPERTY AND EQUIPMENT, NET OF
   ACCUMULATED DEPRECIATION                                                     3,795                 4,791
                                                                        -------------         -------------

OTHER ASSETS
       Investments in projects in the Republic of the Philippines           2,685,687             2,685,687
       Investment in Palcan Mining and Cement Corporation                       1,361                18,589
       Advance royalty payments                                               160,813               160,813
       Loan receivable                                                         97,307                90,811
       Rent security deposit                                                    4,350                 3,633
                                                                        -------------         -------------
            TOTAL OTHER ASSETS                                              2,949,518             2,959,533
                                                                        -------------         -------------


            TOTAL ASSETS                                                $   2,966,554         $   2,987,961
                                                                        =============         =============










            See Accompanying Notes and Independent Auditors' Reports.

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                      2000                   1999
                                                                 --------------         -------------
CURRENT LIABILITIES
       Accounts payable
          Trade                                                  $       69,050        $       67,159
         Related parties                                                125,793                73,307
       Accrued liabilities                                               43,599                24,778
       Short-term notes payable                                         215,112               137,656
                                                                 --------------         -------------
             TOTAL CURRENT LIABILITIES                                  453,554               302,900
                                                                 --------------         -------------
STOCKHOLDERS' EQUITY
       Common stock, par value $0.001 per share
            Authorized 100,000,000 shares
            Issued and outstanding
               December 31, 2000 - 20,371,808 shares                     20,372                     0
               December 31, 1999 - 20,037,141 shares                          0                20,037
       Paid in capital in excess of par value of stock                4,207,289             3,712,623
       Cumulative currency translation adjustment                      ( 22,471)             ( 17,019)
       Deficit accumulated during development stage                 ( 1,692,190)          ( 1,030,580)
                                                                 --------------          ------------
            TOTAL STOCKHOLDERS' EQUITY                                2,513,000             2,685,061
                                                                 --------------          ------------
            TOTAL LIABILITIES AND
              STOCKHOLDERS' EQUITY                               $    2,966,554        $    2,987,961
                                                                ===============          ============







            See Accompanying Notes and Independent Auditors' Reports.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF COMPREHENSIVE (LOSS)
               FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 AND
             FOR THE PERIOD FROM MAY 7, 1984 (DATE OF INCEPTION) TO
                                DECEMBER 31, 2000



                                                            Years Ended               May 7, 1984
                                                            December 31,                (Date of
                                                -------------------------------       Inception) to
                                                      2000              1999         December 31, 2000
                                                ------------   ----------------   ---------------------
NET (LOSS)                                     $  ( 661,610)    $   ( 623,196)     $   ( 1,692,190)

OTHER COMPREHENSIVE (LOSS)
  Foreign currency translation adjustments          ( 5,452)         ( 17,019)            ( 22,471)
                                                -----------    ----------------   ---------------------
NET COMPREHENSIVE (LOSS)                       $  ( 667,062)    $   ( 640,215)     $   ( 1,714,661)










            See Accompanying Notes and Independent Auditors' Reports.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
               FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 AND
             FOR THE PERIOD FROM MAY 7, 1984 (DATE OF INCEPTION) TO
                                DECEMBER 31, 2000



                                            Years Ended           May 7, 1984
                                            December 31,           (Date of
                                    --------------------------   Inception) to
                                        2000           1999    December 31, 2000
                                  ---------------------------- -----------------
REVENUE - INTEREST INCOME         $    6,752     $         0      $    6,752

DEVELOPMENT COSTS                    668,362         623,196       1,698,942
                                  ----------     ------------     -----------
NET (LOSS)                        $ (661,610)    $  (623,196)     (1,692,190)
                                  ==========     ============     ===========


NET (LOSS) PER COMMON SHARE

       Basic and diluted          $     (.03)    $      (.03)
                                  ===========    ============
WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING

       Basic and diluted           20,286,585      19,884,488
                                  ===========     ===========









            See Accompanying Notes and Independent Auditors' Reports.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF STOCKHOLDERS' EQUITY
             FOR THE PERIOD FROM MAY 7, 1984 (DATE OF INCEPTION) TO
                                DECEMBER 31, 2000

                                                                       Paid In
                                                                     Capital in
                                                   Common Stock       Excess of
                                              ---------------------   Par Value
                                               Shares        Amount    of Stock
                                              -------      --------  -----------
BALANCE, MAY 7, 1984
   (DATE OF INCEPTION)                              0      $       0    $      0

      Issuance of common stock for
         mineral lease (unknown value)
         and expenses at $.005 -
         May 7, 1984                          600,000           600        2,400
      Issuance of common stock for
         cash at $.267 - May 7, 1984            8,610             9        2,287
      Net (loss) for the period ended
         December 31, 1984                          0             0            0
                                              -------       --------  ----------
BALANCE, DECEMBER 31, 1984                    608,610           609        4,687

      Issuance of common stock for
         services at $.267 -
         February 3, 1985                       9,000             9        2,391
      Issuance of common stock for
         cash at $.267 - February 3, 1985      96,480            96       25,632
      Net (loss) for the year ended
         December 31, 1985                          0             0            0

BALANCE, DECEMBER 31, 1985                    714,090           714       32,710
                                              -------       --------  ----------
BALANCE, DECEMBER 31, 1996                    714,090           714       32,710
                                              -------       --------  ----------
      Contribution to capital -
         expenses - 1997                            0             0        3,600
      Net (loss) for the year ended
         December 31, 1997                          0             0            0
                                              -------       --------  ----------
BALANCE, DECEMBER 31, 1997                    714,090           714       36,310

      Contribution to capital -
         expenses - 1998                            0             0        1,300
      Issuance of common stock
         for cash
         $.01 - May 29, 1998                2,000,000         2,000       18,000
         $.01 - June 9, 1998                9,000,000         9,000       81,000





            See Accompanying Notes and Independent Auditors' Reports.

                                                               Deficit
        Cumulative                                           Accumulated
         Currency                  Advances                  During the
        Translation                On Stock                  Development
        Adjustment               Subscriptions                 Stage
--------------------------   ----------------------   --------------------------

    $                    0    $                  0        $                   0




                         0                       0                            0

                         0                       0                            0

                         0                       0                      ( 5,296)
--------------------------   ----------------------   --------------------------
                         0                       0                      ( 5,296)



                         0                       0                            0

                         0                       0                            0

                         0                       0                     ( 28,128)
--------------------------   ----------------------   --------------------------
                         0                       0                     ( 33,424)
--------------------------   ----------------------   --------------------------
                         0                       0                     ( 33,424)


                         0                       0                            0

                         0                       0                      ( 3,600)
--------------------------   ----------------------   --------------------------
                         0                       0                     ( 37,024)


                         0                       0                            0


                         0                       0                            0
                         0                       0                            0




            See Accompanying Notes and Independent Auditors' Reports.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF STOCKHOLDERS' EQUITY( CONTINUED)
             FOR THE PERIOD FROM MAY 7, 1984 (DATE OF INCEPTION) TO
                                DECEMBER 31, 2000


                                                                                                 Paid In
                                                                                                Capital in
                                                                Common Stock                    Excess of
                                                       --------------------------------          Par Value
                                                         Shares              Amount              of Stock
                                                       -------------      -------------       --------------
        Issuance of common stock for
           net assets of Fenway
           Resources Ltd - $.387 -
           August 31, 1998                              7,644,067    $          7,644     $        2,950,988
        Issuance of common stock
           for cash
           $3.00 - October 29, 1998                        2,128                    2                  6,450
           $3.00 - October 29, 1998                          670                    1                  2,031
        Net (loss) for the year
           ended December 31, 1998                             0                    0                      0
                                                        ----------            ---------         ------------
BALANCE, DECEMBER 31, 1998                              19,360,955             19,361              3,096,079

        Issuance of common stock for cash
           $   .25 - February   4, 1999                  500,000                  500                124,500
           $ 3.00 - February 24, 1999                      2,000                    2                  5,998
           $ 3.00 - March 16, 1999                         5,000                    5                 14,995
           $ 3.00 - March 17, 1999                         4,000                    4                 11,996
           $ 3.00 - March 30, 1999                         9,000                    9                 26,991
           $ 3.00 - April 12, 1999                         5,000                    5                 14,995
           $ 3.00 - November 3, 1999                      32,000                   32                 95,968
           $ 2.25 - November 12, 1999                     25,000                   25                 56,225
           $ 2.25 - November 16, 1999                      3,000                    3                  6,747
           $ 2.00 - December 7, 1999                       7,000                    7                 13,993
           $ 2.25 - December 14, 1999                     11,112                   11                 24,988
        Advances on stock subscriptions                        0                    0                      0
           $3.00 - July 2, 1999                           65,000                   65                194,935
           $3.00 - September 9, 1999                       8,074                    8                 24,213
              (Transferred from advances on
              stock subscriptions)
        Cumulative currency translation adjustment             0                    0                      0
        Net (loss) for the year
           ended December 31, 1999                             0                    0                      0
                                                        ----------            --------          ------------
BALANCE, DECEMBER 31, 1999                              20,037,141             20,037              3,712,623






            See Accompanying Notes and Independent Auditors' Reports.

                                                                Deficit
          Cumulative                                          Accumulated
           Currency                  Advances                 During the
          Translation                On Stock                 Development
          Adjustment               Subscriptions                 Stage
--------------------------   -----------------------   -------------------------



    $                    0    $                    0    $                    0


                         0                         0                         0
                         0                         0                         0

                         0                         0                 ( 370,360)

                         0                         0                 ( 407,384)
--------------------------   -----------------------   -------------------------

                         0                         0                         0
                         0                         0                         0
                         0                         0                         0
                         0                         0                         0
                         0                         0                         0
                         0                         0                         0
                         0                         0                         0
                         0                         0                         0
                         0                         0                         0
                         0                         0                         0
                         0                         0                         0
                         0                    24,221                         0
                         0                         0                         0
                         0                  ( 24,221)                        0


                  ( 17,019)                        0                         0

                         0                         0                 ( 623,196)
--------------------------   -----------------------   -------------------------
                  ( 17,019)                        0               ( 1,030,580)






            See Accompanying Notes and Independent Auditors' Reports.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF STOCKHOLDERS' EQUITY( CONTINUED)
             FOR THE PERIOD FROM MAY 7, 1984 (DATE OF INCEPTION) TO
                                DECEMBER 31, 2000


                                                                       Paid In
                                                                     Capital in
                                                                      Excess of
                                              ---------------------   Par Value
                                                Shares      Amount    of Stock
                                              ----------  ---------  -----------
 Issuance of common stock for cash
    $1.50 - March 6, 2000, net of cost          228,000   $    228   $   339,772
    $1.50 - May 29, 2000                        100,000        100       149,900
 Issuance of common stock for finder's fee
    $.75 - November 13, 2000                      6,667          7         4,994
 Cumulative currency translation adjustment           0          0             0
 Net (loss) for the year ended
    December 31, 2000                                 0          0             0
                                             ----------   --------   -----------
BALANCE, DECEMBER 31, 2000                   20,371,808   $ 20,372   $ 4,207,289
                                             ==========   ========   ===========









            See Accompanying Notes and Independent Auditors' Reports.

                                                                Deficit
          Cumulative                                          Accumulated
           Currency                  Advances                 During the
          Translation                On Stock                 Development
          Adjustment               Subscriptions                 Stage
  ------------------------    ----------------------    ----------------------

    $                    0    $                    0    $                    0
                         0                         0                         0

                         0                         0                         0
                   ( 5,452)                        0                         0

                         0                         0                 ( 661,610)
  ------------------------    ----------------------    ----------------------
    $             ( 22,471)   $                    0    $          ( 1,692,190)
  ========================    ======================    ======================






            See Accompanying Notes and Independent Auditors' Reports.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 AND
             FOR THE PERIOD FROM MAY 7, 1984 (DATE OF INCEPTION) TO
                                DECEMBER 31, 2000

                                                                    Years Ended December 31,              May 7, 1984 (Date
                                                                 ---------------------------------         of Inception to
                                                                      2000              1999              December 31, 2000
                                                                 ----------------   ---------------    ------------------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
       Net (loss)                                                 $    ( 661,610)   $     ( 623,196)        $     ( 1,692,190)
       Adjustments to reconcile net (loss)
          to net cash (used) by operating activities:
             Depreciation                                                  1,235              1,608                     3,430
             Contributions to capital and stock
                issued for expenses and services                               0                  0                     9,000
             Common stock issued for finder's fees                         5,001                  0                     5,000
       Changes in operating assets and liabilities:
          Cash-held in lawyer's trust account                                  0                  0                   118,578
          Interest receivable                                                  0                  0                   ( 1,867)
          Accounts receivable                                                  0             12,234                    14,678
          G.S.T. tax refund                                                  727            ( 1,711)                    ( 984)
          Accounts payable                                                54,376             17,827                   136,189
          Accrued liabilities                                             18,821             18,063                    43,599
          Security deposits                                                ( 717)                 0                     ( 717)
                                                                  ---------------   ----------------    -----------------------
          NET CASH (USED) BY OPERATING
             ACTIVITIES                                                ( 582,167)         ( 575,175)              ( 1,365,284)
                                                                  ---------------   ----------------    -----------------------
CASH FLOWS FROM INVESTING
   ACTIVITIES:
       Investment in Palcan Mining and Cement
          Corporations                                                    17,228              4,969                   ( 1,361)
       Changes in loans receivable                                       ( 6,496)           ( 5,600)                 ( 12,096)
       Purchases of property and equipment                                 ( 238)                 0                     ( 238)
                                                                  ---------------   ----------------    -----------------------
          NET CASH (USED) BY INVESTING
             ACTIVITIES                                                   10,494               (631)                 ( 13,695)
                                                                  ---------------   ----------------    -----------------------
CASH FLOWS FROM FINANCING
   ACTIVITIES:
       Proceeds from issuance of common stock                            490,000            593,320                 1,294,145
       Proceeds from short term notes                                     77,456              9,848                   119,562
                                                                  ---------------   ----------------    -----------------------
          NET CASH PROVIDED BY FINANCING
             ACTIVITIES                                                  567,456            603,168                 1,413,707
                                                                  ---------------   ----------------    -----------------------
EFFECT OF EXCHANGE RATE CHANGES
   ON CASH AND CASH EQUIVALENTS                                 $        ( 5,452) $        ( 17,019)       $         ( 22,471)
                                                                  ---------------   ----------------    -----------------------








            See Accompanying Notes and Independent Auditors' Reports.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF CASH FLOWS (CONTINUED)
               FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 AND
             FOR THE PERIOD FROM MAY 7, 1984 (DATE OF INCEPTION) TO
                                DECEMBER 31, 2000


                                                                    Years Ended December 31,            May 7, 1984 (Date
                                                                ---------------------------------         of Inception to
                                                                      2000              1999             December 31, 2000
                                                                ----------------  ----------------     ------------------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                         $        ( 9,669) $          10,343    $          12,257

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                                    21,926             11,583                    0
                                                                ----------------  -----------------    ------------------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                                $         12,257  $          21,926    $          12,257
                                                                ================  =================    ==================


SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION

       Interest paid                                            $          3,372  $               0    $           3,372
                                                                ================  =================    ==================
       Taxes paid                                               $              0  $               0    $               0
                                                                ================  =================    ==================
SCHEDULE OF NON-CASH INVESTING
   AND FINANCING ACTIVITIES

       Issuance of 400,000 shares of common
          stock for mineral lease (unknown value)
          and expenses - 1984                                   $              0  $               0    $           3,000
                                                                ================  =================    ==================
       Issuance of common stock for services
          (finder's fees)                                       $          5,001  $               0    $           7,400
                                                                ================  =================    ==================
       Contribution to capital - expenses - 1997                $              0  $               0    $           3,600
                                                                ================  =================    ==================
       Contribution to capital - expenses - 1998                $              0  $               0    $           1,300
                                                                ================  =================    ==================
       Issuance of 7,644,067 shares of stock for
          Fenway Resources Ltd.- August 31, 1998                $              0  $               0    $       2,918,215
                                                                ================  =================    ==================








            See Accompanying Notes and Independent Auditors' Reports.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Business
-----------------------------------
The Company was incorporated under the laws of the State of Nevada on May 7, 1984 for the primary purpose of developing mineral properties. During 1985, the Company abandoned its remaining assets and settled its liabilities and was inactive until 1998. In 1998, the Company became active again by acquiring mineral properties in the Republic of the Philippines and is currently engaged in the development of these properties.

Cash and Cash Equivalents
-------------------------
For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Property and Equipment
----------------------
Property and equipment are stated at cost. Major renewals and improvements are charged to the asset accounts while replacements, maintenance and repairs, which do not improve or extend the lives of respective assets, are expensed. At the time property and equipment are retired or otherwise disposed of, the assets and related depreciation accounts are relieved of the applicable amounts. Gains or losses from retirements or sales are credited or charged to income.

The Company depreciates its property and equipment for financial reporting purposes using the accelerated methods based upon an estimated useful life of five years.

Accounting Estimates
--------------------
Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities , and the reported revenues and expenses. Actual results could vary from the estimates that were used.

Income Taxes
------------
Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax basis of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in FASB Statement No. 109, Accounting for Income Taxes. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.







            See Accompanying Notes and Independent Auditors' Reports.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Compensated Absences
--------------------
Employees of the corporation are entitled to paid vacations, sick days and other time off depending on job classification, length of service and other factors. The accrued vacation pay during each period presented is considered immaterial and accordingly no liability has been recorded in the accompanying financial statements.

Net (Loss) Per Share
--------------------
The Company adopted Statement of Financial Accounting Standards No. 128 that requires the reporting of both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings s (loss) per share reflects the potential dilution that could occur if securities or other contract to issue common stock were exercised or converted into common stock. In accordance with FASB 128, any anti-dilutive effects on net loss per share are excluded.

Disclosure About Fair Value of Financial Instruments
----------------------------------------------------
The Company estimates that the fair value of all financial instruments at December 31, 2000 and 1999 as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgement is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Long-Lived Assets
-----------------
Statement  of  Financial  Accounting  Standards  No.  121,  "Accounting  for the
Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset in question may not be recoverable. This standard did not have a material effect on the Company's results of operations, cash flows or financial position.

Foreign Currency Translation
----------------------------
The financial statements of the Company are measured using the local currency as the functional currency. Assets, liabilities and equity accounts of the Company are translated at exchange rates as of the balance sheet date or historical acquisition date, depending on the






             See Accompanying Notes and Independent Auditors' Reports.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Foreign Currency Translation (Continued)
----------------------------------------
nature of the account. Revenues and expenses are translated at average rates of exchange in effect during the year. The resulting cumulative translation adjustments have been recorded as a separate component of stockholders' equity. Foreign currency translations gains and loses are included in consolidated net income. The financial statements are presented in United States of America dollars.

NOTE 2  DEVELOPMENT STAGE OPERATIONS

As of December 31, 2000, the Company was in the development stage of operations. According to the Financial Accounting Standards Board of the Financial Accounting Foundation, a development stage Company is defined as a company that devotes most of its activities to establishing a new business activity. In addition, planned principle activities have not commenced, or have commenced and have not yet produced significant revenue.

The Company expensed $668,362 and $623,196 of development costs for the years ended December 31, 2000 and 1999, respectively, and $1,698,942 from May 7, 1984 (date of inception) to December 31, 2000.

NOTE 3   INVESTMENT IN PALCAN MINING AND CEMENT CORPORATIONS

Palcan Mining Corporation
-------------------------
A.  Incorporation

    Palcan Mining Corporation was incorporated in the Republic of the Philippines on August 13, 1998 under Republic of the Philippines Sec. Reg. No. A199811014. The term for which the corporation is to exist is fifty years from and after the date of issuance of the certificate of incorporation.

B.  Incorporators and directors

    Names and nationalities of the incorporators and directors are as follows:

                     Name                                      Nationality
                -------------------------              ------------------------
                Rene E. Cristobal                                Filipino
                Carlos A. Fernandez                              Filipino
                Dativa C. Dimaano-Sangalang                      Filipino
                Arthur Leonard Taylor                            Canadian
                Herbert John Wilson                              Canadian







            See Accompanying Notes and Independent Auditors' Reports.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


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

D.  Subscribers and issued capital

    25% of the authorized capital stock has been subscribed and at least 25% of the total subscription has been paid as follows:

                                Number of
                                 Shares                Amount           Amount
                 Name          Subscribed            Subscribed          Paid
    ----------------------- ------------------ ----------------- ---------------
    Rene E. Cristobal                     200    p       200,000   p      50,000
    Carlos A. Fernandez                   150            150,000          37,500
    Dativa C. Dimaano-
       Sangalang                          250            250,000          62,500
    Arthur Leonard Taylor                   1              1,000           1,000
    Herbert John Wilson                     1              1,000           1,000
    Fenway International Inc.             398            398,000         398,000
                           ------------------  -----------------  --------------
                                        1,000    p     1,000,000   p     550,000
                           ==================  =================  ==============

E. The primary purpose of this corporation is to hold the mineral claims of Central Palawan Mining and Ind. Corp. ("CPMIC"), Palawan Star Mining Ventures, Inc.("PSMVI") and Pyramid Hill Mining & Ind. Corp. ("PHMIC"), their respective MPSA's, ECC's and quarry shale and limestone and any other commercial minerals found on the property and to buy, sell, on whole basis only, exchange or otherwise produce and deal in all kinds of minerals and in their products and by-products of every kind and description and by whatsoever process; to purchase, lease, option, locate or otherwise acquire, own, exchange, sell, assign or contract out the property and the operation of the property, or otherwise dispose of, pledge, mortgage, deed in trust, hypothecate and deal in mining claims, land related to production from the mining claims, timber lands, water, and water rights and other property, both real and personal.






            See Accompanying Notes and Independent Auditors' Reports.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE 3   INVESTMENT IN PALCAN MINING AND CEMENT CORPORATIONS (CONTINUED)

Palcan Cement Corporation
-------------------------

A. Palcan Cement Corporation was incorporated in the Republic of the Philippines on August 12, 1998 under Philippines Sec. Reg. No. A199811013. The Company has a fiscal year end of December 31.

B.  Incorporators and directors

    Names and nationalities of the incorporators and directors are as follows:

                 Name                                     Nationality
           --------------------------             ----------------------------
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

D.  Subscribers and issued capital

    The subscribers to the capital stock and the amounts paid-in to their subscriptions are as follows:

                                    Number of
                                     Shares          Amount           Amount
                    Name           Subscribed      Subscribed          Paid
    ----------------------         ----------      -----------  ---------------
    Rene E. Cristobal                 170     p       170,000    p       42,500
    Carlos A. Fernandez               150             150,000            37,500
    Dativa C. Dimaano-
       Sangalang                      180             180,000            45,000
    Laurie G. Maranda                   1               1,000             1,000
    Robert George Muscroft              1               1,000             1,000
    Arthur Leonard Taylor               1               1,000             1,000
    Herbert John Wilson                 1               1,000             1,000
    Fenway International Inc.       4,496           4,496,000         4,496,000
                                   ---------  ---------------    --------------
                                    5,000     p     5,000,000    p    4,625,000
                                   =========  ===============    ==============







            See Accompanying Notes and Independent Auditors' Reports.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


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

NOTE 4   INVESTMENT IN THE REPUBLIC OF PHILIPPINES -  CONSORTIUM AGREEMENT

 Consortium Agreement
---------------------
By letter amendment agreement dated April 30, 1997, all prior agreements between Fenway and Central Palawan Mining and Industrial Corporation ("CPMIC"), Palawan Star Mining Ventures Inc. ("Palawan Star") and Pyramid Hill Mining and Industrial Corp. ("Pyramid Hill"), were amended in accordance with the terms and amendments below:

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






            See Accompanying Notes and Independent Auditors' Reports.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


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

G.   Share Options and Warrants

     I. The Consortium members will have options to purchase Fenway shares, subject to regulatory approvals, as follows:







            See Accompanying Notes and Independent Auditors' Reports.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE 4   INVESTMENT IN THE REPUBLIC OF PHILIPPINES -  CONSORTIUM
         AGREEMENT (CONTINUED)

                        CPMIC               PALAWAN STAR        PYRAMID HILL
      Nine hundred thousand shares     1 million shares         4 million shares
      @ CDN $2.00/sh                   @ CDN $4.00/sh           @ CDN $2.00/sh
      With 1:1 warrant                 1million shares
      @ CDN $3.00/sh                   @ CDN $5.00/sh
      exercisable at any time          exercisable at any time


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

NOTE 5 INVESTMENT IN THE REPUBLIC OF PHILIPPINES - OPTION AGREEMENT - NEGOR RR CEMENT PROJECT

On July 16, 1998, the Company entered into an option agreement with Negor RR Cement Corporation, a Philippines corporation, for the purpose of forming and operating a mining and cement manufacturing company.

The following are the details of the option agreement:

A. For a period of four (4) years following the date of acceptance by the Company of a commercial feasibility study and report for the project, which study and report are sufficient to enable the Company to obtain any and all funds necessary or appropriate





            See Accompanying Notes and Independent Auditors' Reports.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE 5 INVESTMENT IN THE REPUBLIC OF PHILIPPINES - OPTION AGREEMENT-NEGOR RR CEMENT PROJECT (CONTINUED)

       to finance the development and operation of the project, that number of shares of the Company's $.001 par value common stock equal to the lesser of (a) two million (2,000,000) such shares, or (b) equal to ten percent (10%) of the then issued and outstanding shares of that common stock, at a purchase price of five United States Dollars ($5.00) per share.

 B. The manufacturing company shall prepare, sign and deliver to Negor RR any and all documents and other instruments necessary or appropriate to vest in Negor RR a free, carried ownership interest in the manufacturing company equal to ten percent (10%). As a result of such ownership interest, Negor RR shall be entitled to have allocated to it ten percent
      (10%) of the net profits, losses and credits of the manufacturing company.

 C. The manufacturing company shall prepare, sign and deliver, to the Company any and all documents and other instruments necessary or appropriate to vest in the Company an ownership interest in the manufacturing company equal to ninety percent (90%). As a result of such ownership interest, the Company shall be entitled to have allocated to it ninety percent (90%) of the net profits,losses and credits of the manufacturing company.

 D. The mining company shall prepare,sign and deliver to Negor RR any and all documents and other instruments necessary or appropriate to vest in Negor RR an ownership interest in the mining company equal to forty percent (40%). As a result of such ownership interest, Negor RR shall be entitled to have allocated to it forty percent (40%) of the net profits, losses and credits of the mining company.

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





            See Accompanying Notes and Independent Auditors' Reports.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE 5 INVESTMENT IN THE REPUBLIC OF PHILIPPINES - OPTION AGREEMENT - NEGOR RR CEMENT PROJECT (CONTINUED)

G.    Payment obligations
      $50,000 at date of signing of the agreement
      $50,000 no later than September 30, 1998
      (Both payments were made)

      At such time as all feasibility studies and similar studies and reports are completed which are necessary or appropriate for the construction and operation of the manufacturing facilities and which will be required prior to the receipt of the funds required to finance construction of the manufacturing facilities, which funds may be contributions to capital and proceeds from one or more borrowing transactions, or either of them, the manufacturing company shall pay to Negor RR one million United States Dollars ($1,000,000.00). In connection with any and all such borrowing transactions, the acquired claims may be utilized as collateral or otherwise be pledged to enhance the credit of the borrower.

NOTE 6  LOAN RECEIVABLE

On September 6, 1995, the Company loaned $80,000 to Central Palawan Mining & Industrial Corp., Palawan Star Mining Ventures Inc. and Pyramid Hill Mining & Industrial Corp. This loan bears interest at 7% per annum from date of signing until repaid in full.


NOTE 7  PROPERTY AND EQUIPMENT

The components of the property and equipment are as follows:

                                                  2000                1999
                                             ----------       -------------
  Office equipment                           $    6,427       $    6,189
  Computers                                       5,360            5,360
                                             ----------       -------------
           Total cost                            11,787           11,549

  Less accumulated depreciation                   7,992            6,758
                                             ----------       -------------
           Total property and equipment      $    3,795       $    4,791
                                             ==========       =============

Depreciation expense for the years ended December 31, 2000 and 1999 amounted to $1,235 and $1,608, respectively.





            See Accompanying Notes and Independent Auditors' Reports.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE 8   INCOME  TAXES
                                                                    2000                  1999
                                                            -------------------    --------------------
  (Loss) before income taxes                                 $        ( 661,610)     $          623,196
                                                            -------------------    --------------------
  The provision for income taxes is
    estimated as follows:
           Currently payable                                 $                0      $                0
                                                            -------------------    --------------------
           Deferred                                          $                0      $                0
                                                            -------------------    --------------------
  A reconciliation of the provision for income
    taxes compared with the amounts at the
    Federal Statutory and Foreign Income Tax
    Rates is as follows:
           Tax at Federal Statutory
              Income Tax Rates                               $                0      $                0
                                                            -------------------    --------------------
           Tax at Foreign Income Tax Rates                   $                0      $                0
                                                            -------------------    --------------------

                                                                    2000                  1999
                                                            -------------------    --------------------
  Deferred income tax assets and liabilities
    reflect the impact of temporary differences
    between amounts of assets and liabilities for
    financial reporting purposes and the basis of
    such assets and liabilities as measured by tax
    laws.
           The net deferred tax asset is:                    $                0      $                0
                                                            -------------------    --------------------
           The net deferred tax liability is:                $                0      $                0
                                                            -------------------    --------------------
  Temporary differences and carry forwards that
    give rise to deferred tax assets and liabilities
    include the following:

                                                                         Deferred Tax at
                                                                         December 31, 2000
                                                             ------------------------------------------
                                                                   Assets              Liabilities
                                                             -------------------  ---------------------

           Net operating losses                               $         427,000     $                 0

           Valuation allowance                                          427,000                       0
                                                            -------------------    --------------------
           Total deferred taxes                               $               0     $                 0
                                                            ===================    ====================








            See Accompanying Notes and Independent Auditors' Reports.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE 8   INCOME  TAXES (CONTINUED)

         A reconciliation of the valuation allowance is as follows:

                                               2000                  1999
                                         -----------------    ------------------
 Balance, beginning of year              $         261,900     $         102,000

 Addition for the year                             165,100               159,900

 Balance, end of year                    $         427,000     $         261,900

NOTE 9   NET OPERATING LOSS CARRYFORWARDS

         The Company has the following net operating loss carryforwards:

          Tax Year                Amount                   Expiration date
--------------------      ------------------------       --------------------
 December 31, 1984           $               5,296        December 31, 1999
 December 31, 1985                          28,128        December 31, 2000
 December 31, 1987                           3,600        December 31, 2001
 December 31, 1998                         370,360        December 31, 2018
 December 31, 1999                         640,216        December 31, 2019
 December 31, 2000                         661,610        December 31, 2020
                          ------------------------
                             $           1,709,210
                          ========================


NOTE 10  SHORT-TERM NOTES PAYABLE

Related parties
                                                           2000          1999
                                                       -----------    ----------
     Unsecured, 12% note dated June 3, 1998
     for $150,000 Canadian dollars.  There is
     no due date on the note.                          $  100,080     $  103,242

     Unsecured, 12% note dated September 28,
     1998 for $50,000 Canadian dollars.  There
     is no due date on the note.                           33,360         34,414

     Two unsecured notes dated October 18, 2000.
     The notes bear interest at 10% and are due on
     April 18, 2001.  The lender received 6,667
     shares of common stock of the Company plus
     two year warrants to acquire 25,000 shares of
     the Company stock at $1.75.                           75,000              0









            See Accompanying Notes and Independent Auditors' Reports.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE 10  SHORT-TERM NOTES PAYABLE (CONTINUED)

Non-related parties
                                                    2000               1999
                                              ----------------     -------------
Unsecured 8.51% note dated July 4, 2000.
The note does not have a due date.             $         6,672     $           0
                                              ----------------     -------------
                                               $       215,112     $     137,656
                                              ================     =============
NOTE 11  STOCK OPTIONS

     The Company has stock options outstanding at December 31, 2000 as follows:

                                   Number of     Exercise          Expiration
       Name of Optionee             Shares        Price               Date
-----------------------           -----------    ---------        -------------
Milton M. Schlesinger               200,000       US $3.00         July 4, 2004
Steven Sobolewski                   250,000       US $3.00         July 4, 2004
H. John Wilson                      495,963       US $3.00         July 4, 2004
A. Leonard Taylor                   495,963       US $3.00         July 4, 2004
Laurie G. Maranda                   300,000       US $3.00         July 4, 2004
R. George Muscroft                  300,000       US $3.00         July 4, 2004
Willi Magill                        200,000       US $3.00         July 4, 2004
Detty Sangalang                     200,000       US $3.00         July 4, 2004
Rene E. Cristobal                   200,000       US $3.00         July 4, 2004
Carlos Fernandez                    200,000       US $3.00         July 4, 2004
Robert Shoofey                      180,000       US $3.00         July 4, 2004
Daniel Maarsman                     195,000       US $3.00         July 4, 2004
Edward Cardozo                      200,000       US $3.00         July 4, 2004
Friedhelm Menzel                    200,000       US $3.00        July 31, 2004
J. Roderick Ainsworth               200,000       US $3.00        July 31, 2004
Stephen C. Bauer                    300,000       US $1.75   September 28, 2001
Peter Johnson                        25,000       US $1.75     October 20, 2002
Basillo Ayson                       200,000       US $3.00     December 1, 2004
                                  ----------
                                  4,341,926
                                  ==========

At December 31, 2000 the Company had a stock-based compensation plan under which options were granted to employees and outside directors. The Company measures the compensation cost for these plans using the intrinsic value method of accounting prescribed by APB Opinion No. 25 (Accounting for Stock Issued to Employees). Given the terms of the Company's plans, no compensation cost has been recognized for its stock option plan.






            See Accompanying Notes and Independent Auditors' Reports.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE 11  STOCK OPTIONS (CONTINUED)

The Company's reported net (loss) and (loss) per share would have been increased had compensation costs for the Company's stock-based compensation plan been determined using the fair value method of accounting as set forth in SFAS No. 123 (Accounting for Stock- based Compensation). For purposes of estimating the fair value disclosures below, the fair value of each stock option has been estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%; expected volatility of 50%; risk-free interest rate 6.75%: and expected lives of five years.

Had compensation costs for the Company's plan been determined based on the fair value at the grant date consistent with the method of FASB Statement 123, the Company's net income and earnings per share would have been as indicated below:

                                                 2000                           1999
                                     ---------------------------      -------------------------
                                     As Reported       Pro Forma       As Reported    Pro Forma
                                     -----------     -----------      ------------    ---------
       Net (loss)                    $ ( 661,610)  $   ( 835,070)      $  (639,176)  $ (812,636)

       (Loss) per share attribut-
          able to common stock       $     ( .03)  $       ( .04)      $      (.03)  $     (.04)

  A summary of the all options is as follows:

       Balance at
          January 1, 2000                    4,016,926
       Options issued                         525,000
       Options exercised                            0
       Options canceled                      ( 200,000)
                                          -------------
       Balance at
          December 31, 2000                  4,341,926
                                          =============

  Information regarding stock options outstanding as of December 31, 2000 and 1999 is as follows:

                                                               2000                    1999
                                                      -----------------------  ------------------
  Price range                                         $       1.75 - $3.00     $            3.00
  Weighted average exercise price                     $               2.91                  3.00
  Weighted average remaining contractual life            3 years, 9 months     4 years, 6 months






            See Accompanying Notes and Independent Auditors' Reports.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE 12   STOCK WARRANTS

The following warrants are outstanding and applicable to investment in projects in Palawan, Philippines.

Warrants outstanding as of December 31, 2000.

 45,750 Shares at a price of Canadian $5.50 per share if exercised on or before
        December 5, 2001
 25,250 Shares at a price of Canadian $5.50 per share if exercised on or before
        February 25, 2002
 28,901 Shares at a price of Canadian $5.50 per share if exercised on or before
        May 29, 2001
 25,000 Shares at a price of Canadian $5.50 per share if exercised on or before
        June 2, 2001
 27,000 Shares at a price of Canadian $5.50 per share if exercised on or before
        June 6, 2001
  2,128 Shares at a price of  United States  $4.00 per share if exercised on or before October 26, 2001
    670 Shares at a price of  United  States  $4.00 per share if exercised on or before October 26, 2001
 65,000 Shares at a price of  United  States  $4.00 per  share if  exercised on or before June 10, 2001
 32,000 Shares at a price of  United  States  $4.00 per  share if  exercised on or before November 2, 2001
 25,000 Shares at a price of  United  States  $3.00 per  share if  exercised on or before September 11, 2001
  3,000 Shares at a price of  United  States  $3.00 per  share if  exercised on or before September 11, 2001
  7,000 Shares at a price of  United  States  $3.00 per  share if  exercised on or before December 3, 2001
 11,112 Shares at a price of  United  States  $3.00 per  share if  exercised on or before December 13, 2001
228,000 Shares at a price of  United  States  $3.00 per  share if  exercised on or before March 6, 2002
100,000 Shares at a price of  United  States  $3.00 per  share if  exercised on or before May 29, 2002
 25,000 Shares at a price of United States $1.75 per share if exercised on or before October 20, 2002
-------
650,811
=======





            See Accompanying Notes and Independent Auditors' Reports.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE 13   CONSULTING AGREEMENT WITH RELATED PARTIES

          The Company assumed a consulting agreement with a former director of Fenway Resources Ltd. which requires quarterly payments of $5,000 (Canadian dollars).

NOTE 14   INTEREST EXPENSE

          The Company incurred interest expense of $18,626 and $18,066 for the years ended December 31, 2000 and 1999, respectively.

NOTE 15   OPERATING LEASES

          The Company is leasing office facilities in Vancouver, British Columbia, Canada and Manila, Philippines as follows:

          Vancouver
               5 year lease expiring February 28, 2001
               Monthly rental of $308 plus occupancy costs
          Manila - month to month rental

          Future minimum lease payments are as follows:

                   December 31, 2001                            $        616
                                                                =============

          Rent expense for the years ended December 31, 2000 and 1999 were $39,511 and $40,233, respectively.

NOTE 16   CONTINGENT EMPLOYMENT CONTRACTS

          The Company has the following contingent employment contracts that only become effective in the event of an unfriendly or hostile take over:

                                                Annual           Expiration
     Title                   Date               Salary              Date               Renewable
----------------       -----------------     ------------      ----------------     ---------------
 President and
 Chief Executive
 Officer               September 1,$1995     400,000 (CND)      August 31, 2000      5 year periods

 Secretary and
 Chief Financial
 Officer               September 1,$1995     300,000 (CND)      August 31, 2000      5 year periods

 Project Manager       February 1, 1996  $   200,000 (CND)      August 31, 2000      5 year periods







            See Accompanying Notes and Independent Auditors' Reports.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE 17    GOING CONCERN

           These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has a deficit working capital, has incurred development losses of $1,698,942 from inception and needs financing to develop the cement operations.These factors raise substantial doubt as to the Company's ability to continue as a going concern.

           Management of the Company has received a commitment for Bridge Financing (see Note 18)for the initial development of the cement operations. The ability of the Company to continue as a going concern is dependent upon the receipt of the Bridge Financing and future long range development financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 18    BRIDGE LOAN AGREEMENT

           On October 26, 2000, the Company received a commitment for a Bridge Loan from Heathrow Financial Holdings, Ltd. Heathrow agreed to advance the Company up to $6,000,000 for a period of 547 days
           (or 18 months) at an interest rate of 7.25%.

           Upon the receipt of funds, the Company will pay a fee to Heathrow of 15% of the amount of the loan.

           The Company will secure the loan with 1,000,000 shares of its capital stock.



            See Accompanying Notes and Independent Auditors' Reports.

Item 8.  Changes in and Disagreements with Accountants.
-------------------------------------------------------
There have been no changes in or disagreements with the Company's accountants since our formation required to be disclosed pursuant to Item 304 of Regulation S-B, except for the following:

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

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons.
----------------------------------------------------------------------
Executive Officers and Directors. We are dependent on the efforts and abilities of certain of our senior management. The interruption of the services of key management could have a material adverse effect on our operations, profits and future development, if suitable replacements are not promptly obtained. We anticipate that we will enter into employment agreements with each of our key executives. However, we cannot guaranty that each executive will remain with us during or after the term of his or her employment agreement. In addition, our success depends, in part, upon our ability to attract and retain other talented personnel. Although we believe that our relations with our personnel are good and that we will continue to be successful in attracting and retaining qualified personnel, we cannot guaranty that we will be able to continue to do so. All of our officers and directors will hold office until their resignation or removal.

Our directors and principal executive officers are as specified on the following table:

========================== ============ ======================================
Name                           Age      Position
-------------------------- ------------ --------------------------------------
Herbert John Wilson            60       President, Director
-------------------------- ------------ --------------------------------------
Arthur Leonard Taylor          71       Secretary, Vice President, Director
-------------------------- ------------ --------------------------------------
Robert George Muscroft         72       Vice President, Director
-------------------------- ------------ --------------------------------------
Rene Cristobel                 60       Director
-------------------------- ------------ --------------------------------------
Carlos A. Fernandez            65       Director
========================== ============ ======================================


Herbert John Wilson is our President and one of our directors. Mr. Wilson graduated from the University of British Columbia in 1962 with a Bachelor of Science degree in Chemistry. Beginning in 1962, Mr. Wilson worked for the Government of Canada Soil Survey Division as an assistant Soil Surveyor and Chemist. In 1963, Mr. Wilson accepted a position with MacMillan Bloedel Ltd., Port Alberni Pulp and Paper Division, as an Industrial Chemist. In 1964, Mr. Wilson enrolled in the graduate studies program at the University of British Columbia, where he studied soil science and plant physiology. From 1965 to 1973, Mr. Wilson was employed by Placer Development Ltd., as the Chief Geochemist. In 1973, Mr. Wilson began working for Hallmark Resources Ltd. and Ramm Venture Corporation as Chairperson and Managing Director, respectively. He was also the mine manager for Hallmark's quarry and gold prospect at Bullhead City, Arizona and Cronin Mine at Smithers in British Columbia. Mr. Wilson became President and a director of Ramm Venture Corporation in 1987 and was responsible for acquisition and development of silver, zinc and copper prospects in Houston and British Columbia. Mr. Wilson was the Chief Executive Officer and a director of Fenway Resources Ltd., a British Columbia corporation, from June 1, 1990, until June 10, 1998 when Fenway Resources Ltd., a British Columbia corporation, was domesticated in the State of Delaware as a Delaware corporation. Mr. Wilson was the Chief Executive Officer and a director of Fenway Resources Ltd., a Delaware corporation, until the assets of that corporation were acquired by the Company in August 1998.

Arthur Leonard Taylor is our Secretary, a Vice President and one of our directors. In 1952, Mr. Taylor became a Chartered Accountant in the Province of British Columbia with Price Waterhouse. In 1954, he enrolled in the Executive Development Program at the University of British Columbia. From 1952 to 1957, Mr.Taylor worked as a Staff Accountant with Scott Paper Inc. in Philadelphia. He then became the Senior Financial Analyst for MacMillan Bloedel. In 1960, Mr. Taylor became the Vice President of Operations for McDonald's Drive-In Restaurants. From 1963 to 1971, Mr. Taylor was the Executive Vice President and General Manager of Burke's World-Wide Travel Ltd. From 1973 to 1981, he worked for Global Travel Computer Ltd., as Vice President. In 1981, Mr. Taylor accepted a position as a Consultant for Ramm Venture Corporation and Hallmark Resources Inc. In 1983, he became Vice President and Director of Franchising for Marlin Travel in Vancouver, British Columbia. Mr. Taylor was the President of Alliance of Canadian Travel Associations from 1991 to 1992, then became President of the Universal Federation of Travel Agents Association. Mr. Taylor was the Secretary, a Vice President and a director of Fenway Resources Ltd., a British Columbia corporation, from February 10, 1992 until June 10, 1998 when Fenway Resources Ltd., a British Columbia corporation, was domesticated in the State of Delaware as a Delaware corporation. Mr. Taylor was the Secretary and a director of Fenway Resources Ltd., a Delaware corporation, until the assets of that corporation were acquired by the Company in August 1998. Mr.Taylor is currently the President of Ramm Venture Corporation.

Robert George Muscroft is our Vice President and one of our directors. Mr. Muscroft holds a Bachelor of Science degree in Mining Engineering from the University of Toronto. Mr. Muscroft currently holds professional affiliations with the Association of Professional Engineers in British Columbia, the Association of Professional Engineers in Ontario and the Canadian Institute of Mining and Metallurgy. Mr. Muscroft worked for Steep Rock Iron Mines in 1953 as a Junior Engineer. In 1954, he became the Shift Boss for United Keno Hill Mines in the Yukon Territory. In 1968, he accepted a position as Project Manager of Cerro's Pine Bay Mine in Flin Flon, Manitoba. From there, he became the General

Superintendent of Patino's Copper Rand Mine in 1969. From 1970 to 1975, he managed the Manitou Barvue Mines and from 1975 to 1977 he managed Kerr Addison's Agnew Lake Mine. From 1978 to 1979, Mr. Muscroft worked as Project Engineer for Ontario Hydro. From 1979 to 1982, he was the Senior Project Engineer for Placer Development Corporation. In 1982, he accepted a position as the Senior Mining Engineer for the Government of the Northwest Territories. From 1984 to 1995, Mr. Muscroft worked as an Independent Consulting Engineer for Fenway Resources Ltd., a British Columbia corporation. He also later assumed a position as a director of that corporation on September 6, 1991.

Rene E. Cristobel is one of our directors. Mr.Cristobel graduated from the University of the East with a Bachelor of Science in Business Administration. He later earned a Master of Arts in Economics at the University of the East Graduate School in 1957. Mr. Cristobel is the current President of Trans-Orient Overseas Contractors, Inc. as well as current President of Manpower Resources of Asia, Inc., and Sealanes Marine Services, Inc. He is the vice president and founder of the Philippine Association of Manpower Agencies. He is also a director of Overseas Contractors Association of the Philippines and a member of the Philippine Association of Service Exporters, Inc. Mr. Cristobel is the Chairman of the Manpower Services Committee of the Philippine Chamber of Commerce and Industry. Mr.Cristobel currently serves as Governor of the Employers' Confederation of the Philippines and vice president of the Employment and Sustainable Development Division. He is the current vice chairman of the Bagong Bayani Foundation, Inc. Mr. Cristobel was honored by the POEA as the "Top Performance Awardee" for 1984, 1985, and 1986 and his name currently resides in that organization's Hall of Fame. Moreover, he was honored by Central Bank as the "Top Foreign Exchange Earner Awardee" in 1984. Mr. Cristobel is also active in the International Labor Organization ("ILO") and non-government organizations in labor migration. As such, he has been not only a participant but also a consultant in the following symposiums sponsored by the ILO: Intercountry Programme on Overseas Employment Administration Training in Manila; Standardization of Job Classification for Overseas Employment; Labour Migration in Bangkok; Return Migration in Pakistan; Employers' Confederation of the Philippines in Geneva; Rehabilitation of Sri Lankan Returnees of the Kuwait War in Sri Lanka; and Association of General Contractors of Finland. He became a director of Fenway Resources Ltd., a British Columbia corporation, on October 8, 1997.

Carlos A. Fernandez is one of our directors. Mr. Fernandez earned a Bachelor of Political Science, History and Government from the Philippine Normal College in 1960 and a Master of Arts in Anthropology and Sociology from Ateneo de Manila in 1967. In 1969, he enrolled in the University of California and graduated in 1969 with a Master of Arts in Social Anthropology. Dr. Fernandez completed his doctoral studies in 1974 in Social Anthropology. He then received a Master of Science in Rural Policy and Regional Planning from the Institute of Social Studies, The Hague, Netherlands. His fellowships for post graduate work include:
Small Holder Agriculture and Food Security, University of Paris, Sorbonne, 1996; Rural Policy of the Year 2000, Land Reform Training Institute, Taiwan 1993; Highland Agricultural Policy and Plans, International Center for Mountain Development, Nepal 1990; Managing Farming Systems Research, University of Florida 1989; Museology, City Museum of Venice (1978); and Mexico Museum of Anthropology, 1986. In addition to the above, Dr. Fernandez has chaired numerous committees on agricultural and development programs including: 1996 Planning Adviser for the Livelihood Components Banati Say Conservation and Rehabilitation Joint Project of 3 Municipalities of Iloilo; 1996 Chairman of the Oversight Committee for the Mt. Apo National Park And Interagency Technical Study and Policy Team of Mt. Apo National Park, organized by the Southern Mindanao Regional Agriculture Program, Davao City (1991-1996); 1996 Planning Adviser to the Sarangani Provincial government Regional Museum for Culture and Natural Heritage, Alabel, Sarangani Province; 1996 Planning and Social Development Specialist Advisor for the Mangrove and Coastal Marine Ecosystem: The Case of Bohol Small Island Ecosystem Project, European Union, Pitogo, Tagbilaran, Bohol; and 1996 Planning Specialist/Advisor to the Mangrove Project Small Islands Ecosystems Project-European Union, Guirnaras. Dr. Fernandez has written papers on Anthropology and Sociology and on Rural and Regional Planning. He has participated in and conducted numerous training and educational programs, mostly in his specialties of agriculture, anthropology and rural planning. Dr. Fernandez has been previously associated with various regional centers and government departments (including an eight year tenure as Undersecretary to the Department of Agriculture). He served in government for 25 years and represented the Philippines as Chief of Mission in the ASEAN, UN-FAO and the Non-Aligned Movement. Over the past year, Dr. Fernandez has taken an active role in assisting both the Company and governmental agencies to provide food, seed, fertilizer and hand tools to the tribes-people in the region of Southern Palawan, particularly in the area where the Palawan Cement Project proponents operate. He became a director of Fenway Resources Ltd., a British Columbia corporation, on January 22, 1998.

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

Item 10.  Executive Compensation
---------------------------------
Any compensation received by our officers, directors, and management personnel will be determined from time to time by our Board of Directors. Our officers, directors, and management personnel will be reimbursed for any out-of-pocket expenses incurred on our behalf.

Summary Compensation Table. The table set forth below summarizes the annual and long-term compensation for services in all capacities to the Company payable to our president and other executive officers whose total annual salary and bonus is anticipated to exceed $50,000 during the year ending December 31, 2001. Our Board of Directors may adopt an incentive stock option plan for our executive officers which would result in additional compensation.

======================================== ========= ================== ============ ======================= =======================
                                                                                        Other Annual             All Other
         Name and Principal Position       Year      Salary(CND$)      Bonus($)       Compensation($)         Compensation($)
---------------------------------------- --------- ------------------ ------------ ----------------------- -----------------------
H. John Wilson, President                  2001       400,000.00*        None               None                    None
---------------------------------------- --------- ------------------ ------------ ----------------------- -----------------------
A. Leonard Taylor, Secretary,              2001       300,000.00*        None               None                    None
---------------------------------------- --------- ------------------ ------------ ----------------------- -----------------------
Robert George Muscroft, Vice President     2001       200,000.00*        None               None                    None
======================================== ========= ================== ============ ======================= =======================

* In the event of an unfriendly or hostile take over, the following employment agreements will effective and all past compensation will become due and payable:

H. John Wilson's agreement commences on September 1, 1995, expires on August 31, 2000 and is renewable in 5-year periods. The compensation is CND$400,000 per year.

A. Leonard Taylor's agreement commences on September 1, 1995, expires on August 31, 2000 and is renewable in 5-year periods. The compensation is CND$300,000 per year.

Robert George Muscroft's agreement commences on February 1, 1996, expires on August 31, 2000 and is renewable in 5-year periods. The compensation is CND$200,000 per year.

Compensation of Directors.  For our most recently completed fiscal year:

    (a) no compensation of any kind was accrued, owing or paid to any of our directors for acting in their capacity as such; and

    (b) no arrangements of any kind existed with respect to the payment of compensation of any kind to any of our directors for acting in their capacity as such.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

(a) Security Ownership of Certain Beneficial Owners. The following table specifies individuals or entities, other than directors and officers, who are beneficial owners of 5% or more of our issued and outstanding common stock:

Title of Class              Name of Beneficial Owner                  Amount of Beneficial Owner               Percent of Class
--------------              ------------------------                  --------------------------               ----------------

Common Stock                Fenway Resources Ltd., a Delaware         7,644,867 Shares                         38.2%
                            corporation

(b) Security Ownership by Management. The following table specifies the amount of our shares of common stock and the amount of options to purchase our shares of common stock that each executive officer and director hold, rounded to the nearest 1/10 of 1%.

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



Item 12.  Certain Relationships and Related Transactions.
---------------------------------------------------------

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

We lent $80,000 to CPMIC, PSMVI and PHMIC on September 6, 1995. This loan accrues interest at 7% per annum from the date of signing until repaid in full. The loan is repayable out of future royalty payments due to CPMIC after the start-up of operations. The balance of the loan presently totals $ 97,307.

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

The agreement also specifies that the Consortium members will have options to purchase shares of our common stock, subject to regulatory approvals and other conditions, as follows:

===================================== ============================== =============================
                    CPMIC                                PSMVI                          PHMIC
------------------------------------- ------------------------------ -----------------------------
Nine hundred thousand shares @ CDN    1 million shares               4 million shares
$2.00/share                           @ CDN $4.00/share              @ CDN $2.00/share
With 1:1 warrant                      1 million shares
@ CDN $3.00/share                     @ CDN $5.00/share
exercisable at any time               exercisable at any time
===================================== ============================== =============================

On or about May 27, 1998, we issued 2,000,000 shares of our $.001 par value common stock to Raghbir Kahbra, a former director of the Company, for a total consideration of $20,000.

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

3.3               Articles of Incorporation of
                  Nevada/Utah Gold Inc. (Charter document) *

3.4               Certificate of Amendment to the
                  Articles of Incorporation of
                  Nevada/Utah Gold Inc. authorizing
                  the name change (Charter document) *

3.5               Certificate of Amendment to the
                  Articles of Incorporation of
                  Fenway International Inc. authorizing
                  issuance of additional shares*


* Previously filed as exhibits to Registration Statement on Form 10-SB filed on March 8, 1999.

(b) Reports on Form 8-K
-----------------------
None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  Fenway International, Inc.,
                  a Nevada corporation


          By:     /s/ H. John Wilson                          April __, 2001
                  ------------------------------------
                  H. John Wilson
          Its:    President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Fenway International, Inc.


/s/ A. Leonard Taylor                           April __, 2001
------------------------------------
A. Leonard Taylor
Secretary, Vice President and Director


/s/ Robert George Muscroft                      April __, 2001
---------------------------
Robert George Muscroft
Vice President and Director


/s/ Rene Cristobel                              April __, 2001
------------------------------------
Rene Cristobel
Director


/s/ Carlos A. Fernandez                         April __, 2001
---------------------------
Carlos A. Fernandez
Director