Form 10QSB
period 2001-03-31
FENWAY INTERNATIONAL INC
filed 2001-05-30
CIK 1080951

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB








(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2001


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 For the transition period from                to
                                          ---------------    -------------------

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



                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of May 28, 2001, there were 20,371,808 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

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

These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of the management, are necessary for fair presentation of the information contained herein. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2000. We follow the same accounting policies in preparation of interim report.



                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                      ----------

INDEPENDENT ACCOUNTANTS' REVIEW  REPORT ....................................4

FINANCIAL STATEMENTS

       Balance Sheets...................................................5 - 6

       Statements of Comprehensive Income (Loss)............................7

       Statements of Operations.............................................8

       Statement of Stockholders' Equity...............................9 - 14

       Statements of Cash Flows.......................................15 - 16

       Notes to Financial Statements..................................17 - 33

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT


To the Board of Directors and Stockholders
Fenway International Inc.



We have reviewed the accompanying balance sheet of Fenway International Inc. (a Nevada corporation) as of March 31, 2001 and the related statements of comprehensive income (loss), operations, and cash flows for the three months ended March 31, 2001 and 2000, and the statement of stockholders' equity from May 7, 1984 (date of inception) to March 31, 2001, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Fenway International Inc.

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

We have audited in accordance with auditing standards generally accepted in the United States of America, the balance sheet of Fenway International Inc. as of December 31, 2000 and the related statements of comprehensive (loss), operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated March 15, 2001, we expressed an unqualified opinion on these financial statements, with an additional comment that there were conditions which raised substantial doubts about the Company's ability to continue as a going concern. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2000 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.






Moffitt & Company, P.C.
Scottsdale, Arizona

May 17, 2001

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                      MARCH 31, 2001 AND DECEMBER 31, 2000


                                     ASSETS

                                                                                     March 31,            December 31,
                                                                                        2001                  2000
                                                                                     (Unaudited)            (Audited)
                                                                                 -----------------     ------------------
CURRENT ASSETS
       Cash and cash equivalents                                                 $            5,300    $           12,257
       G.S.T. refund                                                                            247                   984
                                                                                 ------------------    ------------------

            TOTAL CURRENT ASSETS                                                              5,547                13,241
                                                                                 ------------------    ------------------

PROPERTY AND EQUIPMENT, NET OF
   ACCUMULATED DEPRECIATION                                                                   3,605                 3,795
                                                                                 ------------------    ------------------

OTHER ASSETS
       Investments in projects in the Republic of the Philippines                         2,685,687             2,685,687
       Investment in Palcan Mining and Cement Corporation                                     1,199                 1,361
       Advance royalty payments                                                             160,813               160,813
       Loan receivable                                                                       99,010                97,307
       Rent security deposit                                                                    682                 4,350
                                                                                 ------------------    ------------------

            TOTAL OTHER ASSETS                                                            2,947,391             2,949,518
                                                                                 ------------------    ------------------


            TOTAL ASSETS                                                         $        2,956,543   $         2,966,554
                                                                                 ==================   ===================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                     March 31,           December 31,
                                                                       2001                  2000
                                                                    (Unaudited)            (Audited)
                                                                ------------------    ------------------
CURRENT LIABILITIES
       Accounts payable
          Trade                                                  $          91,137     $          69,050
         Related parties                                                   162,719               125,793
       Accrued liabilities                                                  45,398                43,599
       Short-term notes payable                                            224,046               215,112
                                                                ------------------    ------------------

             TOTAL CURRENT LIABILITIES                                     523,300               453,554
                                                                ------------------    ------------------

STOCKHOLDERS' EQUITY
       Common stock, par value $0.001 per share
            Authorized 100,000,000 shares
            Issued and outstanding - 20,371,808 shares                      20,372                20,372
       Paid in capital in excess of par value of stock                   4,207,289             4,207,289
       Cumulative currency translation adjustment                            2,314              ( 22,471)
       Deficit accumulated during development stage                    ( 1,796,732)          ( 1,692,190)
                                                                ------------------    ------------------

            TOTAL STOCKHOLDERS' EQUITY                                   2,433,243             2,513,000
                                                                ------------------    ------------------

            TOTAL LIABILITIES AND
              STOCKHOLDERS' EQUITY                              $        2,956,543    $        2,966,554
                                                                ==================    ==================





      See Accompanying Notes and Independent Accountants' Review Reports.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
             FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000 AND
             FOR THE PERIOD FROM MAY 7, 1984 (DATE OF INCEPTION) TO
                                 MARCH 31, 2001
                                   (UNAUDITED)



                                                                 Three Months Ended               May 7, 1984 (Date
                                                                      March 31,                   of Inception) to
                                                              2001              2000               March 31, 2001
                                                        ----------------  -----------------    ----------------------
NET (LOSS)                                              $     ( 104,542)   $     ( 210,058)      $      ( 1,796,732)

OTHER COMPREHENSIVE INCOME
   (LOSS)
       Foreign currency translation adjustments                  24,785            ( 4,065)                   2,314
                                                        ----------------  -----------------    ----------------------

NET COMPREHENSIVE (LOSS)                                $      ( 79,757)   $     ( 214,123)      $      ( 1,794,418)
                                                        ================  =================    ======================





      See Accompanying Notes and Independent Accountants' Review Reports.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000 AND
             FOR THE PERIOD FROM MAY 7, 1984 (DATE OF INCEPTION) TO
                                 MARCH 31, 2001
                                   (UNAUDITED)


                                                      Three Months Ended               May 7, 1984 (Date
                                                           March 31,                   of Inception) to
                                                   2001              2000               March 31, 2001
                                             ----------------  -----------------    ----------------------
REVENUE - INTEREST INCOME                    $            21   $              0     $               6,773

DEVELOPMENT COSTS                                    104,563            210,058                 1,803,505
                                             ----------------  -----------------    ----------------------

NET (LOSS)                                   $      (104,542)  $      ( 210,058)    $         ( 1,796,732)
                                             ----------------  -----------------    ----------------------

NET (LOSS) PER COMMON SHARE

       Basic and diluted                     $          (.01)  $          ( .01)
                                             ================  =================

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING

       Basic and diluted                          20,371,808          20,227,141
                                             ================  =================





      See Accompanying Notes and Independent Accountants' Review Reports.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF STOCKHOLDERS' EQUITY
             FOR THE PERIOD FROM MAY 7, 1984 (DATE OF INCEPTION) TO
                                 MARCH 31, 2001
                                   (UNAUDITED)

                                                                                                  Paid In
                                                                                                Capital in
                                                              Common Stock                       Excess of
                                                  --------------------------------------         Par Value
                                                         Shares              Amount              of Stock
                                                  ------------------  -------------------  ---------------------
BALANCE, MAY 7, 1984
   (DATE OF INCEPTION)                                             0  $                 0  $                   0

      Issuance of common stock for
         mineral lease (unknown value)
         and expenses at $.005 -
         May 7, 1984                                         600,000                  600                  2,400
      Issuance of common stock for
         cash at $.267 - May 7, 1984                           8,610                    9                  2,287
      Net (loss) for the period ended
         December 31, 1984                                         0                    0                      0
                                                  ------------------  -------------------  ---------------------

BALANCE, DECEMBER 31, 1984                                   608,610                  609                  4,687

      Issuance of common stock for
         services at $.267 -
         February 3, 1985                                      9,000                    9                  2,391
      Issuance of common stock for
         cash at $.267 - February 3, 1985                     96,480                   96                 25,632
      Net (loss) for the year ended
         December 31, 1985                                         0                    0                      0
                                                  ------------------  -------------------  ---------------------

BALANCE, DECEMBER 31, 1985                                   714,090                  714                 32,710
                                                  ------------------  -------------------  ---------------------

BALANCE, DECEMBER 31, 1996                                   714,090                  714                 32,710

      Contribution to capital -
         expenses - 1997                                           0                    0                  3,600
      Net (loss) for the year ended
         December 31, 1997                                         0                    0                      0
                                                  ------------------  -------------------  ---------------------

BALANCE, DECEMBER 31, 1997                                   714,090                  714                 36,310

      Contribution to capital -
         expenses - 1998                                           0                    0                  1,300
      Issuance of common stock
         for cash
         $.01 - May 29, 1998                               2,000,000                2,000                 18,000
         $.01 - June 9, 1998                               9,000,000                9,000                 81,000


                                                               Deficit
       Cumulative                                            Accumulated
       Currency                   Advances                    During the
      Translation                 On Stock                   Development
       Adjustment               Subscriptions                   Stage
-----------------------    ----------------------    -------------------------

 $                    0    $                    0    $                    0




                      0                         0                         0

                      0                         0                         0

                      0                         0                   ( 5,296)
-----------------------    ----------------------    -------------------------

                      0                         0                   ( 5,296)



                      0                         0                         0

                      0                         0                         0

                      0                         0                  ( 28,128)
-----------------------    ----------------------    -------------------------

                      0                         0                  ( 33,424)
-----------------------    ----------------------    -------------------------

                      0                         0                  ( 33,424)


                      0                         0                         0

                      0                         0                   ( 3,600)
-----------------------    ----------------------    -------------------------

                      0                         0                  ( 37,024)


                      0                         0                         0


                      0                         0                         0
                      0                         0                         0




      See Accompanying Notes and Independent Accountants' Review Reports.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF STOCKHOLDERS' EQUITY( CONTINUED)
             FOR THE PERIOD FROM MAY 7, 1984 (DATE OF INCEPTION) TO
                                 MARCH 31, 2001
                                   (UNAUDITED)

                                                                                                         Paid In
                                                                                                       Capital in
                                                                                                        Excess of
                                                                       Common Stock                     Par Value
                                                                Shares              Amount              of Stock
                                                         ------------------  -------------------  ---------------------
        Issuance of common stock for
           net assets of Fenway
           Resources Ltd - $.387 -
           August 31, 1998                                      7,644,067      $         7,644  $           2,950,988
        Issuance of common stock
           for cash
           $3.00 - October 29, 1998                                 2,798                    3                  8,481
        Net (loss) for the year
           ended December 31, 1998                                      0                    0                      0
                                                         ------------------  -------------------  ---------------------

BALANCE, DECEMBER 31, 1998                                     19,360,955               19,361              3,096,079

        Issuance of common stock for cash
           $   .25 - February   4, 1999                           500,000                  500                124,500
           $ 3.00 - February 24, 1999                               2,000                    2                  5,998
           $ 3.00 - March 16, 1999                                  5,000                    5                 14,995
           $ 3.00 - March 17, 1999                                  4,000                    4                 11,996
           $ 3.00 - March 30, 1999                                  9,000                    9                 26,991
           $ 3.00 - April 12, 1999                                  5,000                    5                 14,995
           $ 3.00 - November 3, 1999                               32,000                   32                 95,968
           $ 2.25 - November 12, 1999                              25,000                   25                 56,225
           $ 2.25 - November 16, 1999                               3,000                    3                  6,747
           $ 2.00 - December 7, 1999                                7,000                    7                 13,993
           $ 2.25 - December 14, 1999                              11,112                   11                 24,988
        Advances on stock subscriptions                                 0                    0                      0
           $3.00 - July 2, 1999                                    65,000                   65                194,935
           $3.00 - September 9, 1999                                8,074                    8                 24,213
              (Transferred from advances on
              stock subscriptions)
        Cumulative currency translation adjustment                      0                    0                      0
        Net (loss) for the year
           ended December 31, 1999                                      0                    0                      0
                                                         ------------------  -------------------  ---------------------

BALANCE, DECEMBER 31, 1999                                     20,037,141               20,037              3,712,623


                                                              Deficit
      Cumulative                                            Accumulated
       Currency                     Advances                 During the
      Translation                   On Stock                 Development
      Adjustment                  Subscriptions                 Stage
-----------------------    ------------------------    ----------------------

 $                  0       $                 0        $                0


                    0                         0                         0

                    0                         0                 ( 370,360)
-----------------------    ------------------------    ----------------------

                    0                         0                 ( 407,384)


                    0                         0                         0
                    0                         0                         0
                    0                         0                         0
                    0                         0                         0
                    0                         0                         0
                    0                         0                         0
                    0                         0                         0
                    0                         0                         0
                    0                         0                         0
                    0                         0                         0
                    0                         0                         0
                    0                    24,221                         0
                    0                         0                         0
                    0                  ( 24,221)                        0


             ( 17,019)                        0                         0

                    0                         0                 ( 623,196)
-----------------------    ------------------------    ----------------------

             ( 17,019)                        0               ( 1,030,580)




      See Accompanying Notes and Independent Accountants' Review Reports.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF STOCKHOLDERS' EQUITY( CONTINUED)
             FOR THE PERIOD FROM MAY 7, 1984 (DATE OF INCEPTION) TO
                                 MARCH 31, 2001
                                   (UNAUDITED)

                                                                                                                  Paid In
                                                                                                                Capital in
                                                                                                                 Excess of
                                                                                Common Stock                     Par Value
                                                                         Shares              Amount              of Stock
                                                                  ------------------  -------------------  ---------------------
        Issuance of common stock for cash
           $1.50 - March 6, 2000, net of cost                            228,000        $          228      $         339,772
           $1.50 - May 29, 2000                                          100,000                   100                149,900
        Issuance of common stock for finder's fee
           $.75 - November 13, 2000                                        6,667                     7                  4,994
        Cumulative currency translation adjustment                             0                     0                      0
        Net (loss) for the year ended
           December 31, 2000                                                   0                     0                      0
                                                                  ------------------  -------------------  ---------------------

BALANCE, DECEMBER 31, 2000                                            20,371,808                20,372              4,207,289

        Cumulative currency translation adjustment
           for the three months ended March 31, 2001                           0                     0                      0
        Net (loss) for the three months ended
           March 31, 2001                                                      0                     0                      0
                                                                  ------------------  -------------------  ---------------------

BALANCE, MARCH 31, 2001                                               20,371,808         $      20,372      $       4,207,289
                                                                  ==================  ===================  =====================

                                                            Deficit
     Cumulative                                           Accumulated
      Currency                    Advances                During the
     Translation                  On Stock                Development
      Adjustment               Subscriptions                 Stage
-----------------------    ----------------------    ------------------------
 $                    0    $                    0    $                    0
                      0                         0                         0

                      0                         0                         0
                ( 5,452)                        0                         0

                      0                         0                 ( 661,610)
-----------------------    ----------------------    ------------------------

               ( 22,471)                        0               ( 1,692,190)


                 24,785                         0                         0

                      0                         0                 ( 104,542)
-----------------------    ----------------------    ------------------------

 $                2,314    $                    0    $          ( 1,796,732)
 ======================    ======================    ========================




      See Accompanying Notes and Independent Accountants' Review Reports.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000 AND
             FOR THE PERIOD FROM MAY 7, 1984 (DATE OF INCEPTION) TO
                                 MARCH 31, 2001
                                   (UNAUDITED)

                                                                         Three Months Ended               May 7, 1984 (Date
                                                                              March 31,                    of Inception to
                                                                      2001              2000               March 31, 2001
                                                                ----------------  -----------------    ----------------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
       Net (loss)                                               $     ( 104,542)  $      ( 210,058)        $     (1,692,190)
       Adjustments to reconcile net (loss) to net cash (used) by operating activities:
             Depreciation                                                   190                309                    3,430
             Contributions to capital and stock
                issued for expenses and services                              0                  0                    9,000
             Common stock issued for finder's fees                            0                  0                    5,000
       Changes in operating assets and liabilities:
          Cash-held in lawyer's trust account                                 0                  0                  118,578
          Interest receivable                                                 0                  0                  ( 1,867)
          Accounts receivable                                                 0                  0                   14,678
          G.S.T. tax refund                                                 737              1,711                    ( 984)
          Accounts payable                                               59,013           ( 21,798)                 136,189
          Accrued liabilities                                             1,799              4,090                   43,599
          Security deposits                                               3,668                  0                    ( 717)
                                                                ----------------  -----------------    ----------------------

          NET CASH (USED) BY OPERATING
             ACTIVITIES                                                ( 39,135)         ( 225,746)             ( 1,365,284)
                                                                ----------------    ----------------     --------------------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
       Investment in Palcan Mining and Cement
          Corporations                                                      162                 26                  ( 1,361)
       Changes in loans receivable                                      ( 1,703)           ( 1,589)                ( 12,096)
       Purchases of property and equipment                                    0              ( 238)                   ( 238)
                                                                ----------------    ----------------     --------------------


          NET CASH (USED) BY INVESTING
             ACTIVITIES                                                  (1,541)           ( 1,801)                ( 13,695)
                                                                ----------------    ----------------     --------------------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
       Proceeds from issuance of common stock                                 0            340,000              1,294,145
       Changes in short term notes                                        8,934              ( 190)                  119,562
                                                                ----------------    ----------------     --------------------

          NET CASH PROVIDED BY FINANCING
             ACTIVITIES                                                   8,934            339,810                1,413,707
                                                                ----------------    ----------------     --------------------


EFFECT OF EXCHANGE RATE CHANGES
   ON CASH AND CASH EQUIVALENTS                                  $       24,785    $       ( 4,065)       $         ( 22,471)
                                                                ----------------    ----------------     --------------------



      See Accompanying Notes and Independent Accountants' Review Reports.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF CASH FLOWS (CONTINUED)
             FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000 AND
             FOR THE PERIOD FROM MAY 7, 1984 (DATE OF INCEPTION) TO
                                 MARCH 31, 2001
                                   (UNAUDITED)

                                                                         Three Months Ended               May 7, 1984 (Date
                                                                              March 31,                    of Inception to
                                                                      2001              2000                March 31, 2001
                                                                ----------------  -----------------    ----------------------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                          $      ( 6,957)   $       108,198     $            12,257

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                                   12,257             21,926                       0
                                                                ----------------  -----------------    ----------------------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                                 $        5,300    $       130,124     $            12,257
                                                                ================  =================    ======================


SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION

       Interest paid                                             $            0    $              0    $             3,372
                                                                ================  =================    ======================

       Taxes paid                                                $            0    $              0    $                 0
                                                                ================  =================    ======================

SCHEDULE OF NON-CASH INVESTING
   AND FINANCING ACTIVITIES

       Issuance of 400,000 shares of common
          stock for mineral lease (unknown value)
          and expenses - 1984                                    $            0   $               0    $             3,000
                                                                ================  =================    ======================

       Issuance of common stock for services
          (finder's fees)                                        $            0   $               0    $             7,400
                                                                ================  =================    ======================

       Contribution to capital - expenses - 1997                 $            0   $               0    $             3,600
                                                                ================  =================    ======================

       Contribution to capital - expenses - 1998                 $            0   $               0    $             1,300
                                                                ================  =================    ======================

       Issuance of 7,644,067 shares of stock for
          Fenway Resources Ltd.- August 31, 1998                 $            0   $               0    $         2,918,215
                                                                ================  =================    ======================




      See Accompanying Notes and Independent Accountants' Review Reports.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000
                                   (UNAUDITED)


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




      See Accompanying Notes and Independent Accountants' Review Reports.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000
                                   (UNAUDITED

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

     Disclosure About Fair Value of Financial Instruments
     ----------------------------------------------------

     The Company estimates that the fair value of all financial instruments at March 31, 2001 and 2000 as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgement is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

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



      See Accompanying Notes and Independent Accountants' Review Reports.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000
                                   (UNAUDITED)


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

NOTE 2 DEVELOPMENT STAGE OPERATIONS

     As of March 31, 2001, the Company was in the development stage of operations. According to the Financial Accounting Standards Board of the Financial Accounting Foundation, a development stage Company is defined as a company that devotes most of its activities to establishing a new business activity. In addition, planned principle activities have not commenced, or have commenced and have not yet produced significant revenue.

     The Company expensed $104,563 and $210,058 of development costs for the three months ended March 31, 2001 and 2000, respectively, and $1,803,505 from May 7, 1984 (date of inception) to March 31, 2001.

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

     B. Incorporators and directors

     Names and nationalities of the incorporators and directors are as follows:

                  Name                           Nationality
--------------------------------           ---------------------
  Rene E. Cristobal                                Filipino
  Carlos A. Fernandez                              Filipino
  Dativa C. Dimaano-Sangalang                      Filipino
  Arthur Leonard Taylor                            Canadian
  Herbert John Wilson                              Canadian



      See Accompanying Notes and Independent Accountants' Review Reports.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

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

     D. Subscribers and issued capital

     25% of the authorized capital stock has been subscribed and at least 25% of the total subscription has been paid as follows:

                              Number of
                               Shares             Amount             Amount
             Name            Subscribed         Subscribed            Paid
--------------------      ----------------   ----------------    ---------------
Rene E. Cristobal                    200      p     200,000       p     50,000
Carlos A. Fernandez                  150            150,000             37,500
Dativa C. Dimaano-
   Sangalang                         250            250,000             62,500
Arthur Leonard Taylor                  1              1,000              1,000
Herbert John Wilson                    1              1,000              1,000
Fenway International Inc.            398            398,000            398,000
                           ---------------   ----------------     --------------
                                   1,000      p   1,000,000       p    550,000
                           ===============   ================    ===============

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



      See Accompanying Notes and Independent Accountants' Review Reports.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000
                                   (UNAUDITED)


NOTE 3 INVESTMENT IN PALCAN MINING AND CEMENT CORPORATIONS (CONTINUED)

     Palcan Cement Corporation
     -------------------------

     A. Palcan Cement Corporation was incorporated in the Republic of the Philippines on August 12, 1998 under Philippines Sec. Reg. No. A199811013. The Company has a fiscal year end of December 31.

     B. Incorporators and directors

     Names and nationalities of the incorporators and directors are as follows:

                    Name                               Nationality
----------------------------------------         ---------------------
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

     D. Subscribers and issued capital

     The subscribers to the capital stock and the amounts paid-in to their subscriptions are as follows:

                              Number of
                               Shares            Amount              Amount
        Name                  Subscribed       Subscribed            Paid
-------------------------   -------------   -----------------  -----------------
Rene E. Cristobal                   170       p    170,000       p      42,500
Carlos A. Fernandez                 150            150,000              37,500
Dativa C. Dimaano-
   Sangalang                        180            180,000              45,000
Laurie G. Maranda                     1              1,000               1,000
Robert George Muscroft                1              1,000               1,000
Arthur Leonard Taylor                 1              1,000               1,000
Herbert John Wilson                   1              1,000               1,000
Fenway International Inc.         4,496          4,496,000           4,496,000
-------------------------   -------------   -----------------  -----------------
                                  5,000       p  5,000,000       p   4,625,000
                            =============   =================  =================





      See Accompanying Notes and Independent Accountants' Review Reports.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

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

     Consortium Agreement
     --------------------

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



      See Accompanying Notes and Independent Accountants' Review Reports.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

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

     G. Share Options and Warrants

          I. The Consortium members will have options to purchase Fenway shares, subject to regulatory approvals, as follows:




      See Accompanying Notes and Independent Accountants' Review Reports.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

NOTE 4 INVESTMENT IN THE REPUBLIC OF PHILIPPINES - CONSORTIUM AGREEMENT (CONTINUED)

            CPMIC                    PALAWAN STAR               PYRAMID HILL
--------------------------------   ---------------            -----------------
 Nine hundred thousand shares       1 million shares           4 million shares
 @ CDN $2.00/sh                     @ CDN $4.00/sh@            CDN $2.00/sh
 With 1:1 warrant                   1million shares
 @ CDN $3.00/sh                     @ CDN $5.00/sh
 exercisable at any time            exercisable at any time


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

     The following are the details of the option agreement:

     A. For a period of four (4) years following the date of acceptance by the Company of a commercial feasibility study and report for the project, which study and report are sufficient to enable the Company to obtain any and all funds necessary or appropriate


      See Accompanying Notes and Independent Accountants' Review Reports.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

NOTE 5 INVESTMENT IN THE REPUBLIC OF PHILIPPINES - OPTION AGREEMENT- NEGOR RR CEMENT PROJECT (CONTINUED)

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

     D. The mining company shall prepare, sign and deliver to Negor RR any and all documents and other instruments necessary or appropriate to vest in Negor RR an ownership interest in the mining company equal to forty percent (40%). As a result of such ownership interest, Negor RR shall be entitled to have allocated to it forty percent (40%) of the net profits, losses and credits of the mining company.

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


      See Accompanying Notes and Independent Accountants' Review Reports.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

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

NOTE 7 PROPERTY AND EQUIPMENT

     The components of the property and equipment are as follows:

                                                          March 31,          December 31,
                                                             2001                2000
                                                      ------------------  ------------------

         Office equipment                              $           6,427     $         6,427
         Computers                                                 5,360               5,360
                                                      ------------------  ------------------

                  Total cost                                      11,787              11,787

         Less accumulated depreciation                             8,182               7,992
                                                      ------------------  ------------------

                  Total property and equipment         $           3,605    $          3,795
                                                      ==================  ==================


Depreciation expense for the three months ended March
31, 2001 and 2000 amounted to $190 and $309,
respectively.


      See Accompanying Notes and Independent Accountants' Review Reports.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

NOTE 8 INCOME  TAXES

                                                                  2001                  2000
                                                      -------------------    ------------------
 (Loss) before income taxes                            $       ( 104,542)      $     ( 190,058)
                                                       ------------------    ------------------

 The provision for income taxes is estimated as follows:
          Currently payable                            $               0       $             0
                                                       ------------------    ------------------
          Deferred                                     $               0       $             0
                                                       ------------------    ------------------

 A reconciliation of the provision for income taxes
   compared with the amounts at the Federal Statutory and
   Foreign Income Tax Rates is as follows:
          Tax at Federal Statutory
             Income Tax Rates                          $               0       $             0
                                                       ------------------    ------------------
          Tax at Foreign Income Tax Rates              $               0       $             0
                                                       ------------------    ------------------

                                                               2001                  2000
                                                       ------------------    ------------------

 Deferred income tax assets and liabilities reflect the
   impact of temporary differences between amounts of
   assets and liabilities for financial reporting
   purposes and the basis of such assets and liabilities
   as measured by tax laws.
          The net deferred tax asset is:                $              0       $             0
                                                       ------------------    ------------------
          The net deferred tax liability is:            $              0       $             0
                                                       ------------------    ------------------

 Temporary differences and carry forwards that give rise to deferred tax assets and liabilities include the following:

                                                                   Deferred Tax at
                                                                    March 31, 2001
                                                        ---------------------------------------
                                                                  Assets          Liabilities
                                                        ----------------     ------------------
          Net operating losses                          $        445,000       $             0

          Valuation allowance                                    445,000                     0
                                                       ------------------    ------------------
          Total deferred taxes                          $              0       $             0
                                                       ==================    ==================




      See Accompanying Notes and Independent Accountants' Review Reports.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

NOTE 8 INCOME  TAXES (CONTINUED)

     A reconciliation of the valuation allowance is as follows:

                                                               2001                  2000
                                                      --------------------  ----------------------

                Balance, beginning of period          $          427,000      $         261,900

                Addition for the three months                     18,000                 48,300
                                                      --------------------  ----------------------

                Balance, end of period                $          445,000      $         310,200
                                                      ====================  ======================


NOTE 9 NET OPERATING LOSS CARRYFORWARDS

                        The Company has the following net operating loss carryforwards:

      Tax Year                   Amount                    Expiration date
---------------------       ----------------------      --------------------
 December 31, 1987          $               3,600        December 31, 2001
 December 31, 1998                        370,360        December 31, 2018
 December 31, 1999                        640,216        December 31, 2019
 December 31, 2000                        661,611        December 31, 2020
 March 31, 2001                           104,542        December 31, 2021
                            ---------------------
                            $           1,780,329
                            =====================


NOTE 10  SHORT-TERM NOTES PAYABLE

     Related parties

                                                                     March 31,         December 31,
                                                                        2001               2000
                                                                 -----------------   -----------------
           Unsecured, 12% note dated June 3, 1998
           for $150,000 Canadian dollars.  There is
           no due date on the note.                               $       95,135      $      100,080

           Unsecured, 12% note dated September 28,
           1998 for $50,000 Canadian dollars.  There
           is no due date on the note.                                    31,712              33,360

           Two unsecured notes dated October 18, 2000. The
           notes bear interest at 10% and are due on April 18,
           2001. The lender received 6,667 shares of common
           stock of the Company plus two year warrants to
           acquire 25,000 shares of
           the Company stock at $1.75.                                    75,000              75,000

           Unsecured 12% note dated March 12, 2001 for
           $25,000 Canadian dollars.  There is no due date
           on the note.                                                   15,857                   0



      See Accompanying Notes and Independent Accountants' Review Reports.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000
                                   (UNAUDITED)



NOTE 10 SHORT-TERM NOTES PAYABLE (CONTINUED)

            Non-related parties

                                                                   2001               2000
                                                            -----------------   -----------------
            Unsecured 8.51% note dated July 4, 2000.
            The note does not have a due date.              $           6,342   $           6,672
                                                            -----------------   -----------------

                                                            $         224,046   $         215,112
                                                            =================   =================



NOTE 11 STOCK OPTIONS

     The Company has stock options outstanding at March 31, 2001 as follows:

                              Number of          Exercise          Expiration
    Name of Optionee           Shares              Price              Date
------------------------- -----------------  ----------------   ----------------
 Milton M. Schlesinger              200,000       US $3.00          July 4, 2004
 Steven Sobolewski                  250,000       US $3.00          July 4, 2004
 H. John Wilson                     495,963       US $3.00          July 4, 2004
 A. Leonard Taylor                  495,963       US $3.00          July 4, 2004
 Laurie G. Maranda                  300,000       US $3.00          July 4, 2004
 R. George Muscroft                 300,000       US $3.00          July 4, 2004
 Willi Magill                       200,000       US $3.00          July 4, 2004
 Detty Sangalang                    200,000       US $3.00          July 4, 2004
 Rene E. Cristobal                  200,000       US $3.00          July 4, 2004
 Carlos Fernandez                   200,000       US $3.00          July 4, 2004
 Robert Shoofey                     180,000       US $3.00          July 4, 2004
 Daniel Maarsman                    195,000       US $3.00          July 4, 2004
 Edward Cardozo                     200,000       US $3.00          July 4, 2004
 Friedhelm Menzel                   200,000       US $3.00         July 31, 2004
 J. Roderick Ainsworth              200,000       US $3.00         July 31, 2004
 Stephen C. Bauer                   300,000       US $1.75    September 28, 2001
 Peter Johnson                       25,000       US $1.75      October 20, 2002
 Basillo Ayson                      200,000       US $3.00      December 1, 2004
 Peter Johnson                       12,500       US $1.75       January 8, 2003
                          ----------------
                                 4,354,426


     At March 31, 2001 the Company had a stock-based compensation plan under which options were granted to employees and outside directors. The Company measures the compensation cost for these plans using the intrinsic value method of accounting prescribed by APB Opinion No. 25 (Accounting for Stock Issued to Employees). Given the terms of the Company's plans, no compensation cost has been recognized for its stock option plan.




      See Accompanying Notes and Independent Accountants' Review Reports.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

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

     Had compensation costs for the Company's plan been determined based on the fair value at the grant date consistent with the method of FASB Statement 123, the Company's net (loss) and earnings per share would have been as indicated below:

                                                                As Reported        Pro Forma
                                                            ------------------   --------------
                Net (loss)                                   $      (104,542)    $    (147,907)

                (Loss) per share attributable
                   to common stock                           $          (.01)    $        (.01)

           A summary of the all options is as follows:

                Balance at January 1, 2001                        4,341,926
                Options issued                                       12,500
                Options exercised                                         0
                Options canceled                                          0
                                                          ------------------

                Balance at March 31, 2001                          4,354,426
                                                         ===================


     Information regarding stock options outstanding as of March 31, 2001 is as follows:


         Price range                                         $      1.75 - $3.00
         Weighted average exercise price                     $              2.91
         Weighted average remaining contractual life           3 years, 6 months




      See Accompanying Notes and Independent Accountants' Review Reports.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

NOTE 12 STOCK WARRANTS

     The following warrants are outstanding and applicable to investment in projects in Palawan, Philippines.

     Warrants outstanding as of March 31, 2001.

          45,750 Shares at a price of Canadian $5.50 per share if exercised on or before December 5, 2001
          25,250 Shares at a price of Canadian $5.50 per share if exercised on or before February 25, 2002
          28,901 Shares at a price of Canadian $5.50 per share if exercised on or before May 29, 2001
          25,000 Shares at a price of Canadian $5.50 per share if exercised on or before June 2, 2001
          27,000 Shares at a price of Canadian $5.50 per share if exercised on or before June 6, 2001
          2,128 Shares at a price of United States $4.00 per share if exercised on or before October 26, 2001
          670 Shares at a price of United States $4.00 per share if exercised on or before October 26, 2001
          65,000 Shares at a price of United States $4.00 per share if exercised on or before June 10, 2001
          32,000 Shares at a price of United States $4.00 per share if exercised on or before November 2, 2001
          25,000 Shares at a price of United States $3.00 per share if exercised on or before September 11, 2001
          3,000 Shares at a price of United States $3.00 per share if exercised on or before September 11, 2001
          7,000 Shares at a price of United States $3.00 per share if exercised on or before December 3, 2001
          11,112 Shares at a price of United States $3.00 per share if exercised on or before December 13, 2001
          228,000 Shares at a price of United States $3.00 per share if exercised on or before March 6, 2002
          100,000 Shares at a price of United States $3.00 per share if exercised on or before May 29, 2002
          25,000 Shares at a price of United States $1.75 per share if exercised on or before October 20, 2002
      ----------

         650,811
      ==========



      See Accompanying Notes and Independent Accountants' Review Reports.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

NOTE 13 CONSULTING AGREEMENT WITH RELATED PARTIES

     The Company assumed a consulting agreement with a former director of Fenway Resources Ltd. which requires quarterly payments of $5,000 (Canadian dollars).

NOTE 14 INTEREST EXPENSE

     The Company incurred interest expense of $271 and $5,820 for the three months ended March 31, 2001 and 2000, respectively.

NOTE 15 OPERATING LEASES

     The Company is leasing office facilities in Vancouver, British Columbia, Canada and Manila, Philippines as follows:

     Vancouver
          3 year lease expiring March 1, 2001
          Monthly rental of $1,173 (Canadian dollars) plus occupancy costs Manila - month to month rental

     Future minimum lease payments, in Canadian dollars, are as follows:

         March  31, 2002                      $          14,079
         March 31, 2003                                  14,079
         March 31, 2004                                  12,906
                                              -----------------
                                              $          41,064
                                              =================

     Rent expense for the three months ended March 31, 2001 and 2000 were $11,000 and $7,578, respectively.

NOTE 16 CONTINGENT EMPLOYMENT CONTRACTS

     The Company has the following contingent employment contracts that only become effective in the event of an unfriendly or hostile take over:

                                                    Annual              Expiration
          Title                Date                 Salary                 Date               Renewable
---------------------  --------------------  --------------------  --------------------  -----------------
President and
Chief Executive
Officer                 September 1, 1995     $       400,000 (CND)    August 31, 2000      5 year periods

Secretary and
Chief Financial
Officer                 September 1, 1995     $      300,000 (CND)     August 31, 2000      5 year periods

Project Manager         February 1, 1996      $      200,000 (CND)     August 31, 2000      5 year periods





      See Accompanying Notes and Independent Accountants' Review Reports.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

NOTE 17 GOING CONCERN

     These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has a deficit working capital, has incurred development losses of $1,698,942 from inception and needs financing to develop the cement operations. These factors raise substantial doubt as to the Company's ability to continue as a going concern.

     Management of the Company has received a commitment for Bridge Financing (see Note 18) for the initial development of the cement operations. The ability of the Company to continue as a going concern is dependent upon the receipt of the Bridge Financing and future long range development financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 18 BRIDGE LOAN AGREEMENT

     On October 26, 2000, the Company received a commitment for a Bridge Loan from Heathrow Financial Holdings, Ltd. Heathrow agreed to advance the Company up to $6,000,000 for a period of 547 days (or 18 months) at an interest rate of 7.25%.

     Upon the receipt of funds, the Company will pay a fee to Heathrow of 15% of the amount of the loan.

     The Company will secure the loan with 1,000,000 shares of its capital stock. The loan has not been funded as of the date of this report.

NOTE 19 UNAUDITED FINANCIAL INFORMATION

     The accompanying financial information as of March 31, 2001 and 2000 is unaudited. In managements opinion, such information includes all normal recurring entries necessary to make the financial information not misleading.







      See Accompanying Notes and Independent Accountants' Review Reports.

Item 2.  Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------

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

The financial projections in this report have been prepared by us and are based on certain assumptions regarding future operations. The projections are an estimate only, based on certain assumptions which may prove to be inaccurate and which are subject to future conditions over which we may have no control. We cannot guaranty that we will experience the operating results depicted in the financial projections.

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

Liquidity and Capital Resources. At March 31, 2001, we had cash of $5,300. The cash and equivalents constitute our present internal sources of liquidity. Because we are not generating any revenues at this time from our operations, our only external source of liquidity is the sale of our capital stock. We are attempting to acquire funding for both the Palawan Project and the Negros Project from German financial institutions with assistance from Krupp-Polysius, a German machinery manufacturing, engineering, trading and financial services company. Krupp-Polysius has agreed to help us arrange the export credits and the required loan guaranties for the loans required for both projects.

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

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.
--------------------------

None.

Item 2. Changes in Securities.
-------------------------------

None.

Item 3.  Defaults Upon Senior Securities
----------------------------------------

None.

Item 4.  Submission of Matters to Vote of Security Holders
----------------------------------------------------------

None.

Item 5.  Other Information
--------------------------

None.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Fenway International, Inc.,
                                  a Nevada corporation


May 29, 2001                      By:      /s/ H. John Wilson
                                           -----------------------------------
                                           H. John Wilson, President