Form 10QSB
period 2001-06-30
FENWAY INTERNATIONAL INC
filed 2001-09-12
CIK 1080951

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB





(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2001


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 For the transition period from             to
                                                        ------------  ----------

Commission File Number: 000-30174

                           Fenway International, Inc.
                           --------------------------
             (Exact name of registrant as specified in its charter)

Nevada                                                                98-0203850
------                                                                ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

308-409 Granville Street, Vancouver, British Columbia, Canada            V6C 1T2
--------------------------------------------------------------  ----------------
(Address of principal executive offices)                              (Zip Code)

                                  604.844.2265
              (Registrant's Telephone Number, Including Area Code)



                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of September 10, 2001, there were 20,371,808 shares of the issuer's $.001 par value common stock issued and outstanding.

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

These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of the management, are necessary for fair presentation of the information contained herein. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2000. We follow the same accounting policies in preparation of the interim report.






                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)

                                TABLE OF CONTENTS

                                                                      Page No.
                                                                     ----------

INDEPENDENT ACCOUNTANTS' REVIEW  REPORT .......................................1

FINANCIAL STATEMENTS

    Balance Sheets.............................................................2

    Statements of Comprehensive Income (Loss)..................................3

    Statements of Operations...................................................4

    Statement of Stockholders' Equity......................................5 - 7

    Statements of Cash Flows...............................................8 - 9

    Notes to Financial Statements........................................10 - 27

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT



To the Board of Directors and Stockholders
Fenway International Inc.


We have reviewed the accompanying balance sheet of Fenway International Inc. (a Nevada corporation) as of June 30, 2001 and the related statements of comprehensive income (loss), operations, and cash flows for the six months ended June 30, 2001 and 2000, and the statement of stockholders' equity from May 7, 1984 (date of inception) to June 30, 2001, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Fenway International Inc.

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






Moffitt & Company, P.C.
Scottsdale, Arizona

August 22, 2001

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                       JUNE 30, 2001 AND DECEMBER 31, 2000


                                     ASSETS

                                                                          June 30,            December 31,
                                                                           2001                  2000
                                                                        (Unaudited)            (Audited)
                                                                    ------------------    ------------------
CURRENT ASSETS
       Cash and cash equivalents                                    $            1,096    $           12,257
       Employee receivable                                                       2,707                     0
       G.S.T. refund                                                               646                   984
                                                                    ------------------    ------------------

            TOTAL CURRENT ASSETS                                                 4,449                13,241
                                                                    ------------------    ------------------

PROPERTY AND EQUIPMENT, NET OF
   ACCUMULATED DEPRECIATION                                                      3,335                 3,795
                                                                    ------------------    ------------------

OTHER ASSETS
       Investments in projects in the Republic of the Philippines            2,685,687             2,685,687
       Investment in Palcan Mining and Cement Corporations                         967                 1,361
       Advance royalty payments                                                160,813               160,813
       Loan receivable                                                         100,743                97,307
       Rent security deposit                                                       710                 4,350
                                                                    ------------------    ------------------

            TOTAL OTHER ASSETS                                               2,948,920             2,949,518
                                                                    ------------------    ------------------

            TOTAL ASSETS$                                                    2,956,704    $        2,966,554
                                                                    ==================    ==================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                    June 30,            December 31,
                                                                      2001                  2000
                                                                   (Unaudited)            (Audited)
                                                               ------------------    ------------------
CURRENT LIABILITIES
       Accounts payable $                                                 333,556    $          194,843
       Accrued interest                                                    58,608                43,599
       Short-term notes and loans payable                                 300,158               215,112
                                                               ------------------    ------------------

             TOTAL CURRENT LIABILITIES                                    692,322               453,554
                                                               ------------------    ------------------

STOCKHOLDERS' EQUITY
       Common stock, par value $0.001 per share
            Authorized 100,000,000 shares
            Issued and outstanding - 20,371,808 shares                     20,372                20,372
       Paid in capital in excess of par value of stock                  4,207,289             4,207,289
       Deficit accumulated during development stage                   ( 1,961,710)          ( 1,692,190)
       Accumulated other comprehensive loss
          (primarily cumulative translation adjustment)                   ( 1,569)             ( 22,471)
                                                               ------------------    ------------------

            TOTAL STOCKHOLDERS' EQUITY                                  2,264,382             2,513,000
                                                               ------------------    ------------------

            TOTAL LIABILITIES AND
              STOCKHOLDERS' EQUITY                             $        2,956,704    $        2,966,554
                                                               ==================    ==================




       See Accompanying Notes and Independent Accountants' Review Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
          FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000 AND
             FOR THE PERIOD FROM MAY 7, 1984 (DATE OF INCEPTION) TO
                                  JUNE 30, 2001
                                   (UNAUDITED)




                                                                      Three Months Ended
                                                                            June 30,
                                                              ------------------  ------------------
                                                                     2001                2000
                                                              ------------------  ------------------
NET (LOSS)                                                    $       ( 164,977)  $        ( 179,293)

OTHER COMPREHENSIVE INCOME
   (LOSS)
       Foreign currency translation adjustments                         ( 3,883)             ( 3,398)
                                                              ------------------  ------------------

NET COMPREHENSIVE (LOSS)                                      $       ( 168,860)  $        ( 182,691)
                                                              ==================  ==================

                                                  May 7, 1984
              Six Months Ended                     (Date of
                  June 30,                       Inception) to
------------------------------------------          June 30,
         2001                2000                    2001
--------------------  --------------------  --------------------

$         ( 269,520)  $         ( 389,351)  $       ( 1,961,709)



             20,902               ( 7,463)              ( 1,569)
--------------------  --------------------  --------------------

$         ( 248,618)  $         ( 396,814)  $       ( 1,963,278)
====================  ====================  ====================







       See Accompanying Notes and Independent Accountants' Review Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
          FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000 AND
             FOR THE PERIOD FROM MAY 7, 1984 (DATE OF INCEPTION) TO
                                  JUNE 30, 2001
                                   (UNAUDITED)



                                                           Three Months Ended
                                                                June 30,
                                                 ------------------  ------------------
                                                        2001                2000
                                                 ------------------  ------------------

REVENUE - INTEREST INCOME                        $                9  $                0

DEVELOPMENT COSTS                                           164,986             179,293
                                                 ------------------  ------------------

       NET (LOSS)                                $        ( 164,977) $        ( 179,293)
                                                 ------------------  ------------------



NET (LOSS) PER COMMON SHARE

       Basic and diluted                         $            ( .01) $            ( .01)
                                                 ------------------  ------------------

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING

       Basic and diluted                                 20,371,808          20,285,474
                                                 ==================  ==================



                                             May 7, 1984
             Six Months Ended                 (Date of
                 June 30,                   Inception) to
-------------------------------------          June 30,
       2001                2000                 2001
------------------  ------------------   ------------------

$               30  $                0   $            6,782
           269,550             389,351            1,968,491
------------------  ------------------   ------------------

$        ( 269,520) $        ( 389,351)  $      ( 1,961,709)
==================  ==================   ==================



$            ( .01) $            ( .02)
==================  ==================

        20,371,808          20,285,474
==================  ==================





       See Accompanying Notes and Independent Accountants' Review Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF STOCKHOLDERS' EQUITY
             FOR THE PERIOD FROM MAY 7, 1984 (DATE OF INCEPTION) TO
                                  JUNE 30, 2001
                                   (UNAUDITED)

                                                                                                   Paid In
                                                                                                  Capital in
                                                                   Common Stock                    Excess of
                                                     --------------------------------------        Par Value
                                                               Shares         Amount               of Stock
                                                     ------------------  ------------------  ------------------
BALANCE, MAY 7, 1984
   (DATE OF INCEPTION)                                                0  $                0  $                0

      Issuance of common stock for
         mineral lease (unknown value)
         and expenses at $.005 -
         May 7, 1984                                            600,000                 600               2,400
      Issuance of common stock for
         cash at $.267 - May 7, 1984                              8,610                   9               2,287
      Net (loss) for the period ended
         December 31, 1984                                            0                   0                   0
                                                     ------------------  ------------------  ------------------

BALANCE, DECEMBER 31, 1984                                      608,610                 609               4,687

      Issuance of common stock for
         services at $.267 -
         February 3, 1985                                         9,000                   9               2,391
      Issuance of common stock for
         cash at $.267 - February 3, 1985                        96,480                  96              25,632
      Net (loss) for the year ende
         December 31, 1985                                            0                   0                   0
                                                     ------------------  ------------------  ------------------
BALANCE, DECEMBER 31, 1985                                      714,090                 714              32,710
                                                     ------------------  ------------------  ------------------
BALANCE, DECEMBER 31, 1996                                      714,090                 714              32,710

      Contribution to capital -
         expenses - 1997                                              0                   0               3,600
      Net (loss) for the year ended
         December 31, 1997                                            0                   0                   0
                                                     ------------------  ------------------  ------------------

BALANCE, DECEMBER 31, 1997                                      714,090                 714              36,310

      Contribution to capital -
         expenses - 1998                                              0                   0               1,300
      Issuance of common stock
         for cash
         $.01 - May 29, 1998                                  2,000,000               2,000              18,000
         $.01 - June 9, 1998                                  9,000,000               9,000              81,000


                                      Deficit
                                      Accumulated              Accumulated
            Advances                  During the                  Other
            On Stock                  Development              Comprehensive
           Subscriptions                 Stage                     Loss
       ----------------------    ----------------------   ----------------------

       $                    0    $                   0    $                   0


                            0                        0                        0

                            0                        0                        0

                            0                  ( 5,296)                       0
        ----------------------   ----------------------   ----------------------

                            0                  ( 5,296)                       0



                            0                        0                        0

                            0                        0                        0

                            0                 ( 28,128)                       0
        ----------------------    ---------------------   ----------------------

                            0                 ( 33,424)                       0
        ----------------------   ----------------------   ----------------------

                            0                 ( 33,424)                       0


                            0                        0                        0

                            0                    3,600)                       0
        ----------------------   ----------------------   ----------------------

                            0                 ( 37,024)                       0


                            0                        0                        0


                            0                        0                        0
                            0                        0                        0

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF STOCKHOLDERS' EQUITY( CONTINUED)
             FOR THE PERIOD FROM MAY 7, 1984 (DATE OF INCEPTION) TO
                                  JUNE 30, 2001
                                   (UNAUDITED)



                                                                                                             Paid In
                                                                                                           Capital in
                                                                           Common Stock                     Excess of
                                                                   ----------------------------             Par Value
                                                                    Shares              Amount              of Stock
                                                             ------------------  -------------------  ---------------------
        Issuance of common stock for
           net assets of Fenway
           Resources Ltd - $.387 -
           August 31, 1998                                            7,644,067  $             7,644  $           2,950,988
        Issuance of common stock
           for cash
           $3.00 - October 29, 1998                                       2,798                    3                  8,481
        Net (loss) for the year
           ended December 31, 1998                                            0                    0                      0
                                                             ------------------  -------------------  ---------------------

BALANCE, DECEMBER 31, 1998                                           19,360,955               19,361              3,096,079

        Issuance of common stock for cash
           $   .25 - February   4, 1999                                 500,000                  500                124,500
           $ 3.00 - February 24, 1999                                     2,000                    2                  5,998
           $ 3.00 - March 16, 1999                                        5,000                    5                 14,995
           $ 3.00 - March 17, 1999                                        4,000                    4                 11,996
           $ 3.00 - March 30, 1999                                        9,000                    9                 26,991
           $ 3.00 - April 12, 1999                                        5,000                    5                 14,995
           $ 3.00 - November 3, 1999                                     32,000                   32                 95,968
           $ 2.25 - November 12, 1999                                    25,000                   25                 56,225
           $ 2.25 - November 16, 1999                                     3,000                    3                  6,747
           $ 2.00 - December 7, 1999                                      7,000                    7                 13,993
           $ 2.25 - December 14, 1999                                    11,112                   11                 24,988
        Advances on stock subscriptions                                       0                    0                      0
           $3.00 - July 2, 1999                                          65,000                   65                194,935
           $3.00 - September 9, 1999                                      8,074                    8                 24,213
              (Transferred from advances on
              stock subscriptions)
        Cumulative currency translation adjustment                            0                    0                      0
        Net (loss) for the year
           ended December 31, 1999                                            0                    0                      0
                                                             ------------------  -------------------  ---------------------

BALANCE, DECEMBER 31, 1999                                           20,037,141               20,037              3,712,623


                                  Deficit
                                Accumulated              Accumulated
      Advances                  During the                  Other
      On Stock                  Development              Comprehensive
     Subscriptions                 Stage                     Loss
 ----------------------    ----------------------   ----------------------


 $                    0    $                    0   $                    0


                      0                         0                        0

                      0                 ( 370,360)                       0
 ----------------------    ----------------------   ----------------------


                      0                 ( 407,384)                       0


                      0                         0                        0
                      0                         0                        0
                      0                         0                        0
                      0                         0                        0
                      0                         0                        0
                      0                         0                        0
                      0                         0                        0
                      0                         0                        0
                      0                         0                        0
                      0                         0                        0
                      0                         0                        0
                 24,221                         0                        0
                      0                         0                        0
               ( 24,221)                        0                        0


                      0                         0                 ( 17,019)

                      0                 ( 623,196)                       0
 ----------------------    ----------------------   ----------------------
                      0               ( 1,030,580)                ( 17,019)

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF STOCKHOLDERS' EQUITY( CONTINUED)
             FOR THE PERIOD FROM MAY 7, 1984 (DATE OF INCEPTION) TO
                                  JUNE 30, 2001
                                   (UNAUDITED)


                                                                                                          Paid In
                                                                                                        Capital in
                                                                        Common Stock                     Excess of
                                                                ----------------------------             Par Value
                                                                Shares              Amount               of Stock
                                                          ------------------  -------------------  ---------------------
        Issuance of common stock for cash
           $1.50 - March 6, 2000, net of cost                        228,000  $               228  $             339,772
           $1.50 - May 29, 2000                                      100,000                  100                149,900
        Issuance of common stock for finder's fee
           $.75 - November 13, 2000                                    6,667                    7                  4,994
        Cumulative currency translation adjustment                         0                    0                      0
        Net (loss) for the year ended
           December 31, 2000                                               0                    0                      0
                                                          ------------------  -------------------  ---------------------

BALANCE, DECEMBER 31, 2000                                        20,371,808               20,372              4,207,289


        Cumulative currency translation adjustment
           for the six months ended June 30, 2001                          0                    0                      0
        Net (loss) for the six months ended
           June 30, 2001                                                   0                    0                      0
                                                          ------------------  -------------------  ---------------------

BALANCE, JUNE 30, 2001                                            20,371,808  $            20,372  $           4,207,289
                                                          ==================  ===================  =====================






       See Accompanying Notes and Independent Accountants' Review Report.

                                  Deficit
                                Accumulated              Accumulated
      Advances                  During the                  Other
      On Stock                  Development              Comprehensive
     Subscriptions                 Stage                     Loss
----------------------    ----------------------    ----------------------

$                    0    $                    0    $                    0
                     0                         0                         0

                     0                         0                         0
                     0                         0                   ( 5,452)

                     0                 ( 661,610)                        0
----------------------    ----------------------    ----------------------

                     0               ( 1,692,190)                 ( 22,471)


                     0                         0                    20,902

                     0                 ( 269,520)                        0
----------------------    ----------------------    ----------------------

$                    0    $          ( 1,961,710)   $              ( 1,569)
======================    ======================    ======================





       See Accompanying Notes and Independent Accountants' Review Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000 AND
             FOR THE PERIOD FROM MAY 7, 1984 (DATE OF INCEPTION) TO
                                  JUNE 30, 2001
                                   (UNAUDITED)

                                                                          Six Months Ended
                                                                              June 30,                      May 7, 1984
                                                                ----------------------------------      Date of Inception to
                                                                      2001              2000                June 30, 2001
                                                                ----------------  -----------------    ----------------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
       Net (loss)                                               $     ( 269,520)   $      ( 389,351)     $        ( 1,961,709)
       Adjustments to reconcile net (loss) to net cash (used) by operating activities:
             Depreciation                                                    460              1,032                     3,890
             Contributions to capital and stock
                issued for expenses and services                               0                  0                     9,000
             Common stock issued for finder's fees                             0                  0                     5,000
       Changes in operating assets and liabilities:
          Cash-held in lawyer's trust account                                  0                  0                   118,578
          Interest receivable                                                  0                  0                   ( 1,867)
          Accounts receivable                                                  0                  0                    14,678
          Employee receivable                                            ( 2,707)                 0                   ( 2,707)
          G.S.T. tax refund                                                  338              1,711                     ( 646)
          Accounts payable                                               138,713           ( 32,854)                  274,902
          Accrued liabilities                                             15,009              7,571                    58,607
          Security deposits                                                3,640                  0                     2,923
                                                                ----------------  -----------------    ----------------------

          NET CASH (USED) BY OPERATING
             ACTIVITIES                                                ( 114,067)         ( 411,891)              ( 1,479,351)
                                                                ----------------  -----------------    ----------------------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
       Investment in Palcan Mining and Cement
          Corporations                                                       394                816                     ( 967)
       Changes in loans receivable                                       ( 3,436)          ( 59,841)                 ( 15,532)
       Purchases of property and equipment                                     0              ( 238)                    ( 238)
                                                                ----------------  -----------------    ----------------------

          NET CASH (USED) BY INVESTING
             ACTIVITIES                                                  ( 3,042)          ( 59,263)                 ( 16,737)
                                                                ----------------  -----------------    ----------------------
CASH FLOWS FROM FINANCING
   ACTIVITIES:
       Proceeds from issuance of common stock                                  0            490,000                 1,294,145
       Changes in short term notes                                        85,046            ( 2,867)                  204,608
                                                                ----------------  -----------------    ----------------------
          NET CASH PROVIDED BY FINANCING
             ACTIVITIES                                                   85,046            487,133                 1,498,753
                                                                ----------------  -----------------    ----------------------
EFFECT OF EXCHANGE RATE CHANGES
   ON CASH AND CASH EQUIVALENTS                                 $         20,902   $       ( 7,463)     $            ( 1,569)
                                                                ----------------  -----------------    ----------------------




       See Accompanying Notes and Independent Accountants' Review Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF CASH FLOWS (CONTINUED)
               FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000 AND
             FOR THE PERIOD FROM MAY 7, 1984 (DATE OF INCEPTION) TO
                                  JUNE 30, 2001
                                   (UNAUDITED)

                                                                 Six Months Ended
                                                                     June 30,                     May 7, 1984
                                                       -----------------------------------     Date of Inception to
                                                             2001              2000                June 30, 2001
                                                       ----------------  -----------------    ----------------------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                $       ( 11,161)  $          8,516     $               1,096

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                           12,257             21,926                         0
                                                       ----------------  -----------------    ----------------------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                       $          1,096   $         30,442     $               1,096
                                                       ================  =================    ======================



SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION

       Interest paid                                   $              0  $               0    $                3,372
                                                       ================  =================    ======================

       Taxes paid                                      $              0  $               0    $                    0
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
                                                       ================  =================    ======================







       See Accompanying Notes and Independent Accountants' Review Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

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



       See Accompanying Notes and Independent Accountants' Review Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000
                                   (UNAUDITED

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

Disclosure About Fair Value of Financial Instruments
----------------------------------------------------

The Company estimates that the fair value of all financial instruments at June 30, 2001 and 2000 as defined in FASB 107 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgement is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

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



       See Accompanying Notes and Independent Accountants' Review Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Foreign Currency Translation (Continued)
----------------------------------------

nature of the account. Revenues and expenses are translated at average rates of exchange in effect during the year. The resulting cumulative translation adjustments have been recorded as a separate component of stockholders' equity. Foreign currency transaction gains and losses are included in consolidated net income. The financial statements are presented in United States of America dollars.

NOTE 2   DEVELOPMENT STAGE OPERATIONS

As of June 30, 2001, the Company was in the development stage of operations. According to the Financial Accounting Standards Board of the Financial Accounting Foundation, a development stage Company is defined as a company that devotes most of its activities to establishing a new business activity. In addition, planned principal activities have not commenced, or have commenced and have not yet produced significant revenue.

The Company expensed $269,550 and $389,351 of development costs for the six months ended June 30, 2001 and 2000, respectively, and $1,968,491 from May 7, 1984 (date of inception) to June 30, 2001.

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

B.       Incorporators and directors

         Names and nationalities of the incorporators and directors are as follows:

                  Name                                    Nationality
           ---------------------------                 -------------------
           Rene E. Cristobal                           Filipino
           Carlos A. Fernandez                         Filipino
           Dativa C. Dimaano-Sangalang                 Filipino
           Arthur Leonard Taylor                       Canadian
           Herbert John Wilson                         Canadian




       See Accompanying Notes and Independent Accountants' Review Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

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

D.       Subscribers and issued capital

         25% of the authorized capital stock has been subscribed and at least 25% of the total subscription has been paid as follows:


                           Number of
                             Shares              Amount               Amount
          Name             Subscribed         Subscribed              Paid
 -----------------------   -----------    -----------------    ---------------
 Rene E. Cristobal                 200    p         200,000    p        50,000
 Carlos A. Fernandez               150              150,000             37,500
 Dativa C. Dimaano-
    Sangalang                      250              250,000             62,500
 Arthur Leonard Taylor               1                1,000              1,000
 Herbert John Wilson                 1                1,000              1,000
 Fenway International Inc.         398              398,000            398,000
                           -----------    -----------------    ---------------
                                 1,000    p       1,000,000    p       550,000
                           ===========    =================    ===============


E. The primary purpose of thistion is to hold the mineral claims of Central Palawan Mining and Ind. Corp. ("CPMIC"), Palawan Star Mining Ventures, Inc. ("PSMVI") and Pyramid Hill Mining & Ind. Corp. ("PHMIC"), their respective MPSA's, ECC's and quarry shale and limestone and any other commercial minerals found on the property and to buy, sell, on whole basis only, exchange or otherwise produce and deal in all kinds of minerals and in their products and by-products of every kind and description and by whatsoever process; to purchase, lease, option, locate or otherwise acquire, own, exchange, sell, assign or contract out the property and the operation of the property, or otherwise dispose of, pledge, mortgage, deed in trust, hypothecate and deal in mining claims, land related to production from the mining claims, timber lands, water, and water rights and other property, both real and personal.



       See Accompanying Notes and Independent Accountants' Review Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

NOTE 3 INVESTMENT IN PALCAN MINING AND CEMENT CORPORATIONS (CONTINUED)

Palcan Cement Corporation
-------------------------

A. Palcan Cement Corporation was incorporated in the Republic of the Philippines on August 12, 1998 under Philippines Sec. Reg. No. A199811013. The Company has a fiscal year end of December 31.

B.       Incorporators and directors

         Names and nationalities of the incorporators and directors are as follows:

                      Name                                      Nationality
         -------------------------------------            ---------------------
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

D.       Subscribers and issued capital

         The subscribers to the capital stock and the amounts paid-in to their subscriptions are as follows:

                            Number of
                              Shares            Amount             Amount
                Name        Subscribed        Subscribed            Paid
-------------------------- ------------   ------------------  -----------------
Rene E. Cristobal                   170    p        170,000   p        42,500
Carlos A. Fernandez                 150             150,000            37,500
Dativa C. Dimaano-
   Sangalang                        180             180,000            45,000
Laurie G. Maranda                     1               1,000             1,000
Robert George Muscroft                1               1,000             1,000
Arthur Leonard Taylor                 1               1,000             1,000
Herbert John Wilson                   1               1,000             1,000
Fenway International Inc.         4,496           4,496,000         4,496,000
                           ------------   ------------------  -----------------
                                  5,000    p      5,000,000    p     4,625,000
                           ============   ==================  =================




       See Accompanying Notes and Independent Accountants' Review Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

NOTE 3 INVESTMENT IN PALCAN MINING AND CEMENT CORPORATIONS (CONTINUED)

E.       Foreign Investments Act of 1991

         The Company has applied to do business under the Foreign Investments Act of 1991, as amended by RA8179, with 90% foreign equity, with the intention to operate an export enterprise with the primary purpose of cement manufacturing.

F.       Lease with Palcan Cement Corporation

                 1.  The term of the lease is for five years
                     commencing on April 1, 2001 and expiring on March 31, 2006. As of August 29, 2001, they have not moved into the building or commenced the lease. They will move into the premises once they obtain their bridge loan financing.
                 2. Gross monthly rentals are $1,918 USD net of a 10% VAT with a 5% increase in the third year until the expiration of the term of the lease.
                 3. A security deposit of $6,330 USD payable upon signing the lease contract.
                 4.  A deposit of three months rentals $6,330
                     USD, which will be adjusted yearly based on the value of the money of the rental.

                     Future minimum lease rentals in USD are as follows:

                       June 30, 2002                   $         23,018
                       June 30, 2003                             23,018
                       June 30, 2004                             23,208
                       June 30, 2005                             24,370
                       June 30, 2006                             21,150
                                                       ----------------
                                                       $        114,764
                                                       ================


       See Accompanying Notes and Independent Accountants' Review Report.

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



       See Accompanying Notes and Independent Accountants' Review Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

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



       See Accompanying Notes and Independent Accountants' Review Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

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

G.       Share Options and Warrants

         I. The Consortium members will have options to purchase Fenway shares, subject to regulatory approvals, as follows:

                 CPMIC                     PALAWAN STAR        PYRAMID HILL
          ----------------------------     ------------        -----------------
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



       See Accompanying Notes and Independent Accountants' Review Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

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



       See Accompanying Notes and Independent Accountants' Review Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

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




       See Accompanying Notes and Independent Accountants' Review Report.

NOTE 7   PROPERTY AND EQUIPMENT

         The components of the property and equipment are as follows:

                                                    June 30,      December 31,
                                                      2001            2000
                                                 --------------  -------------

          Office equipment                       $       6,427   $       6,427
          Computers                                      5,360           5,360
                                                 --------------  -------------

                   Total cost                           11,787          11,787

          Less accumulated depreciation                  8,452           7,992
                                                 --------------  -------------

                   Total property and equipment   $      3,335  $        3,795
                                                 ==============  =============




       See Accompanying Notes and Independent Accountants' Review Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

NOTE 7   PROPERTY AND EQUIPMENT

         Depreciation expense for the six months ended June 30, 2001 and 2000 amounted to $460 and $1,032, respectively.

NOTE 8   INCOME  TAXES

                                                                                  June 30,         December 31,
                                                                                   2001                2000
                                                                             ----------------   ----------------

         (Loss) before income taxes                                          $      ( 269,520)   $     ( 389,351)
                                                                             ----------------   ----------------

         The provision for income taxes is estimated as follows:
                  Currently payable                                          $              0   $              0
                                                                             ----------------   ----------------
                  Deferred                                                   $              0   $              0
                                                                             ----------------   ----------------

         A reconciliation of the provision for income taxes
           compared with the amounts at the Federal Statutory and
           Foreign Income Tax Rates is as follows:
                  Tax at Federal Statutory
                     Income Tax Rates                                        $              0   $              0
                                                                             ----------------   ----------------
                  Tax at Foreign Income Tax Rates                            $              0   $              0
                                                                             ----------------   ----------------





                                                                                 June 30,           December 31,
                                                                                  2001                 2000
                                                                             ----------------   ----------------

                   Deferred income tax assets and liabilities reflect the
                     impact of temporary differences between amounts of
                     assets and liabilities for financial reporting
                     purposes and the basis of such assets and liabilities
                     as measured by tax laws.
                            The net deferred tax asset is:                   $              0   $              0
                                                                             ----------------   ----------------
                            The net deferred tax liability is:               $              0   $              0
                                                                             ----------------   ----------------

                   Temporary differences and carry forwards that give rise
                     to deferred tax assets and liabilities include the
                     following:
                                                                                        Deferred Tax at
                                                                                         June 30, 2001
                                                                             -----------------------------------
                                                                                 Assets             Liabilities
                                                                             -----------------------------------

                            Net operating losses                             $        486,327   $              0

                            Valuation allowance                                       486,327                  0
                                                                             ----------------   ----------------

                            Total deferred taxes                             $              0   $              0
                                                                             ================   ================


       See Accompanying Notes and Independent Accountants' Review Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

NOTE 8   INCOME  TAXES (CONTINUED)

         A reconciliation of the valuation allowance is as follows:

                                                June 30,          December 31,
                                                  2001                2000
                                           -----------------   ----------------

         Balance, beginning of period      $         427,000   $        261,900

         Addition for the six months                  59,327             48,300
                                           -----------------   ----------------

         Balance, end of period            $         486,327   $        310,200
                                           =================   ================

NOTE 9   NET OPERATING LOSS CARRYFORWARDS

         The Company has the following net operating loss carryforwards:

                  Tax Year                   Amount           Expiration date
              -----------------     ----------------------    -----------------
              December 31, 1987      $               3,600    December 31, 2001
              December 31, 1998                    370,360    December 31, 2018
              December 31, 1999                    640,216    December 31, 2019
              December 31, 2000                    661,611    December 31, 2020
              June 30, 2001                        269,520    December 31, 2021
                                    ----------------------

                                    $            1,945,307
                                    ======================


NOTE 10  ACCOUNTS PAYABLE

              The components of accounts payable are as follows:

                                                                        June 30,         December 31,
                                                                          2001               2000
                                                                   -----------------   -----------------

               Accounts payable - trade$                                 137,104   $        69,050
               Accounts payable - related, interest bearing                  135,529                   0
               Accounts payable - related, non-interest bearing               59,207             125,793
               Credit card payable                                             1,716                   0
                                                                   -----------------   -----------------

                   Total accounts payable                          $         333,556   $         194,843
                                                                   =================   =================



       See Accompanying Notes and Independent Accountants' Review Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

NOTE 11  SHORT-TERM NOTES AND LOANS PAYABLE

         Related parties

                                                                                          June 30,         December 31,
                                                                                               2001               2000
                                                                                        -----------------   -----------------

         Unsecured, 12% note dated June 3, 1998 for $150,000 Canadian dollars.
         There is no due date on the note.                                              $          99,043   $         100,080

         Unsecured, 12% note dated September 28, 1998 for $50,000 Canadian
         dollars. There is no due date on the note.                                                33,014              33,360

         Two unsecured notes dated October 18, 2000. The notes bear interest at
         10% and are due on April 18, 2001. The lender received 6,667 shares of common stock of the Company plus two year warrants to acquire 25,000
         shares of the Company stock at $1.75.                                                     75,000              75,000

         Unsecured, 10% loan dated December 12, 2000. There is no due date on
         the loan.                                                                                  1,321                   0

         Unsecured, 12% loan dated December 22, 2000. There is no due date on
         the loan.                                                                                 16,507                   0

         Unsecured 12% note dated March 12, 2001 for $25,000 Canadian dollars.
         There is no due date on the note.                                                         16,507                   0

         Non-related parties

         Unsecured, 12% loan dated November 19, 1999. The note does not have a
         due date                                                                                  16,507                   0

         Unsecured 8.51% note dated July 4, 2000. The note does not have a due
         date.                                                                                      6,603               6,672

         Unsecured, 10% loan dated April 27, 2001. The loan accrues interest at 10% if repaid in three months or less; if repaid in three to six months the interest is 15%. A bonus of 20%



       See Accompanying Notes and Independent Accountants' Review Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

NOTE 11   SHORT-TERM NOTES AND LOANS PAYABLE (CONTINUED)

                                                                                             June 30,         December 31,
                                                                                               2001               2000
                                                                                        -----------------   -----------------

         in shares at $1.00 USD per share will be paid on the final amount repaid within six months. If repayment of principal and interest has not been made by October 31, 2001, the Company agrees to pay the lender by way of treasury shares, based on the lesser of $1.00 USD per share, or the average value as traded over the preceding 10 days. $ 35,656 $ 0
                                                                                        -----------------    ----------------

                                                                                        $         300,158   $         215,112
                                                                                        =================   =================

NOTE 12  STOCK OPTIONS

         The Company has stock options outstanding at June 30, 2001 as follows:


                             Number of        Exercise    Expiration
    Name of Optionee           Shares            Price        Date
 ------------------------  -------------   ------------ --------------
 Milton M. Schlesinger           200,000      US $3.00     July 4, 2004
 Steven Sobolewski               250,000      US $3.00     July 4, 2004
 H. John Wilson                  495,963      US $3.00     July 4, 2004
 A. Leonard Taylor               495,963      US $3.00     July 4, 2004
 Laurie G. Maranda               300,000      US $3.00     July 4, 2004
 R. George Muscroft              300,000      US $3.00     July 4, 2004
 Willi Magill                    200,000      US $3.00     July 4, 2004
 Detty Sangalang                 200,000      US $3.00     July 4, 2004
 Rene E. Cristobal               200,000      US $3.00     July 4, 2004
 Carlos Fernandez                200,000      US $3.00     July 4, 2004
 Robert Shoofey                  180,000      US $3.00     July 4, 2004
 Daniel Maarsman                 195,000      US $3.00     July 4, 2004
 Edward Cardozo                  200,000      US $3.00     July 4, 2004
 Friedhelm Menzel                200,000      US $3.00     July 31, 2004
 J. Roderick Ainsworth           200,000      US $3.00     July 31, 2004
 Stephen C. Bauer                300,000      US $1.75     September 28, 2001
 Peter Johnson                    25,000      US $1.75     October 20, 2002
 Basillo Ayson                   200,000      US $3.00     December 1, 2004
 Peter Johnson                    12,500      US $1.75     January 8, 2003
                           -------------
                               4,354,426


       See Accompanying Notes and Independent Accountants' Review Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

NOTE 12  STOCK OPTIONS (CONTINUED)

         At June 30, 2001 the Company had a stock-based compensation plan under which options were granted to employees and outside directors. The Company measures the compensation cost for these plans using the intrinsic value method of accounting prescribed by APB Opinion No. 25 (Accounting for Stock Issued to Employees). Given the terms of the Company's plans, no compensation cost has been recognized for its stock option plan.

         The Company's reported net (loss) and (loss) per share would have been increased had compensation costs for the Company's stock-based compensation plan been determined using the fair value method of accounting as set forth in SFAS No. 123 (Accounting for Stock-based Compensation). For purposes of estimating the fair value disclosures below, the fair value of each stock option has been estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%; expected volatility of 50%; risk-free interest rate of 6.75%: and expected lives of five years.

         Had compensation costs for the Company's plan been determined based on the fair value at the grant date consistent with the method of FASB Statement 123, the Company's net (loss) and earnings per share would have been as indicated below:

                                                                As Reported         Pro Forma
                                                               --------------      -----------
              Net (loss)                                       $   ( 269,520)      $  (356,250)

              (Loss) per share attributable
                 to common stock                               $       ( .01)      $     ( .02)

         A summary of the all options is as follows:

              Balance at January 1, 2001                           4,341,926
              Options issued                                          12,500
              Options exercised                                            0
              Options canceled                                             0
                                                               --------------

              Balance at June 30, 2001                             4,354,426
                                                               ==============

         Information regarding stock options outstanding as of June 30, 2001 is as follows:

              Price range                                       $       1.75 -  $3.00
              Weighted average exercise price                   $       2.91
              Weighted average remaining contractual life            3 years,  3 months




       See Accompanying Notes and Independent Accountants' Review Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

NOTE 13     STOCK WARRANTS

            The following warrants are outstanding and applicable to investment in projects in Palawan, Philippines.

             Warrants outstanding as of June 30, 2001.

                   45,750  Shares at a price of Canadian $5.50 per share if
                           exercised on or before December 5, 2001
                   25,250  Shares at a price of Canadian $5.50 per share if
                           exercised on or before February 25, 2002
                   28,901  Shares at a price of Canadian $5.50 per share if
                           exercised on or before May 29, 2002
                   25,000 Shares at a price of Canadian $5.50 per share if exercised on or before June 2, 2002
                   27,000 Shares at a price of Canadian $5.50 per share if exercised on or before June 6, 2002
                    2,128  Shares at a price of United States $4.00 per share
                           if exercised on or before  October 26, 2001
                      670  Shares at a price of United States $4.00 per share
                           if exercised on or  before October 26, 2001
                   65,000  Shares at a price of United States $4.00 per share if exercised on or before June 10, 2002
                   32,000  Shares at a price of United States $4.00 per share if exercised on or before November 2, 2001
                   25,000  Shares at a price of United States $3.00 per share if exercised on or before September 11, 2001
                    3,000  Shares at a price of United States $3.00 per share
                           if exercised on or before September 11, 2001
                    7,000  Shares at a price of United States $3.00 per share
                           if exercised on or before December 3, 2001
                   11,112  Shares at a price of United States $3.00 per share if exercised on or before December 13, 2001
                  228,000  Shares at a price of United States $3.00 per share if exercised on or before March 6, 2002
                  100,000  Shares at a price of United States $3.00 per share if exercised on or before May 29, 2002
                   25,000 Shares at a price of United States $1.75 per share if exercised on or before October 20, 2002
           ---------------
                  650,811
           ===============




       See Accompanying Notes and Independent Accountants' Review Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

NOTE 14  CONSULTING AGREEMENT WITH RELATED PARTIES

         The Company assumed a consulting agreement with a former director of Fenway Resources Ltd. which requires quarterly payments of $5,000 (Canadian dollars).

NOTE 15  INTEREST EXPENSE

         The Company incurred interest expense of $271 and $5,820 for the six months ended June 30, 2001 and 2000, respectively.

NOTE 16  OPERATING LEASES

         The Company is leasing office facilities in Vancouver, British Columbia, Canada and Manila, Philippines as follows:

         Manila - See Note 3 investment in Palcan Mining and Cement Corporation

         Vancouver
             3 year lease commencing March 1, 2001
             Monthly rental of $1,173 (Canadian dollars) plus occupancy costs

         Future minimum lease payments, in Canadian dollars, are as follows:

              June 30, 2002                            $          14,079
              June 30, 2003                                       14,079
              June 30, 2004                                       10,560
                                                       -----------------
                                                       $          38,718
                                                       =================

         Rent expense for the six months ended June 30, 2001 and 2000 were $16,390 and $25,910, respectively.

NOTE 17  CONTINGENT EMPLOYMENT CONTRACTS

         The Company has the following contingent employment contracts that only become effective in the event of an unfriendly or hostile take over:

                                                  Annual              Expiration
        Title                Date                 Salary                 Date               Renewable
-------------------  --------------------  --------------------  --------------------  -----------------
 President and
 Chief Executive
 Officer               September 1, 1995     $   400,000 (CND)      August 31, 2000     5 year periods

 Secretary and
 Chief Financial
 Officer               September 1, 1995     $   300,000 (CND)      August 31, 2000     5 year periods

 Project Manager       February 1, 1996      $   200,000 (CND)      August 31, 2000     5 year periods





       See Accompanying Notes and Independent Accountants' Review Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

NOTE 18  GOING CONCERN

         These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has a deficit working capital, has incurred development losses of $1,961,709 from inception and needs financing to develop the cement operations. These factors raise substantial doubt as to the Company's ability to continue as a going concern.

         Management of the Company has received a commitment for bridge financing (see Note 19) for the initial development of the cement operations. The ability of the Company to continue as a going concern is dependent upon the receipt of the bridge financing and future long range development financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 19  BRIDGE LOAN AGREEMENT

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

NOTE 20  UNAUDITED FINANCIAL INFORMATION

         The accompanying financial information as of June 30, 2001 and 2000 is unaudited. In managements opinion, such information includes all normal recurring entries necessary to make the financial information not misleading.




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

Our Business. We plan to develop and construct two large commercial grade cement production facilities in the Philippines. Our predecessor-in-interest, Fenway Resources, Ltd., spent more than five years preparing the information and submissions for the necessary licensing, permits and environmental approvals necessary to support construction of such facilities on the island of Palawan (the "Palawan Project"). The necessary permits and environmental approvals for a proposed facility on the island of Negros Oriental (the "Negros Project") have already been received. We are required to participate with local corporations in the Philippines in order to commercially exploit Philippine mineral claims and, therefore, we have incorporated two Philippine corporations. The organizational chart attached as Exhibit 21 to our Registration Statement on Form 10-SB filed with the Commission on March 8, 1999 provides a diagram of our relationships with these entities, which are specified in detail below.

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

Liquidity and Capital Resources. At June 30, 2001, we had cash of $1,096. The cash and equivalents constitute our present internal sources of liquidity. Because we are not generating any revenues at this time from our operations, our only external source of liquidity is the sale of our capital stock. We are attempting to acquire funding for both the Palawan Project and the Negros Project from German financial institutions with assistance from Krupp-Polysius, a German machinery manufacturing, engineering, trading and financial services company. Krupp-Polysius has agreed to help us arrange the export credits and the required loan guaranties for the loans required for both projects.

Our Plan of Operation For Next 12 Months. Based on current discussions, we presently anticipate that the necessary financing for the Palawan Project will be secured during the fourth quarter of 2001, which will allow us to begin our preliminary engineering programs during the fourth quarter and initiate construction in the first quarter of 2002. Emphasis will be initially on completing the port site which is necessary to enable supplies and materials to be delivered for construction of the plant.

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

Our development schedule contemplates that cement plant construction will commence in the first quarter of 2002 after completion of the initial design engineering and construction of the port facilities. We anticipate that all facilities will be constructed by the end of 2004 and full production should begin in the first quarter of 2005. When direct project development and construction is in progress, we anticipate that other activities will commence including environmental requirements and community related initiatives. We believe that the cement plant will provide economic growth for the southern part of Palawan and we will be actively involved in developing beneficial programs to assist the local and indigenous people.

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

Our success is dependent upon our ability to secure the necessary financing. Through the efforts of Krupp-Polysius and Belfinger + Berger, we have received a letter of interests from German banks to provide all of the export credit and loan funding. We are currently conducting negotiations for all of the equity requirements which we believe will be completed in the fourth quarter of 2001. We may also obtain financing from the individual contractors for the port, power and quarry facilities which would reduce our overall financing needs.

If we do not obtain adequate financing, we may need to delay the program or to enter into arrangements with other companies interested in developing cement plants in the Philippines.

In the opinion of management, available funds will satisfy our working capital requirements through December 2001. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results that could fail as a result of a number of factors. We will need to raise additional capital to develop, promote and conduct our operations. Such additional capital may be raised through public or private financing as well as borrowings and other sources. We cannot guaranty that additional funding will be available on favorable terms, if at all.

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

                               Fenway International, Inc.,
                               a Nevada corporation


September 12, 2001             By:  /s/ A. Leonard Taylor
                                   -------------------------------
                                    A. Leonard Taylor
                                    Vice President, Finance and Administration