Form 10QSB
period 2001-09-30
FENWAY INTERNATIONAL INC
filed 2001-12-21
CIK 1080951

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB








(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2001


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the transition period from               to
                                               -------------    ---------------

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

308-409 Granville Street, Vancouver, British Columbia, Canada           V6C 1T2
------------------------------------------------------------- -----------------
(Address of principal executive offices)                              (Zip Code)

                                  604.844.2265
                                  ------------
              (Registrant's Telephone Number, Including Area Code)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of September 30, 2001, there were 20,509,142 shares of the issuer's $.001 par value common stock issued and outstanding.

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





                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

                                TABLE OF CONTENTS

                                                                        Page No
                                                                       ---------

INDEPENDENT ACCOUNTANTS' REVIEW  REPORT ................................   1

FINANCIAL STATEMENTS

       Balance Sheets...................................................   2

       Statements of Comprehensive (Loss)...............................   3

       Statements of Operations.........................................   4

       Statement of Stockholders' Equity................................ 5 - 7

       Statements of Cash Flows......................................... 8 - 9

       Notes to Financial Statements....................................10 - 27

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT


To the Board of Directors and Stockholders
Fenway International Inc.


We have reviewed the accompanying balance sheet of Fenway International Inc. (a Nevada corporation) as of September 30, 2001 and the related statements of comprehensive (loss), operations, and cash flows for the nine months ended September 30, 2001 and 2000, and the statement of stockholders' equity from May 7, 1984 (date of inception) to September 30, 2001, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Fenway International Inc.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 16 to the financial statements, the Company has a deficit working capital, and has incurred development losses of $2,058,189 from inception and needs financing to develop the cement operations. These conditions raise uncertainty about its ability to continue as a going concern. Managements' plans regarding these matters also are described in Note 16. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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



Moffitt & Company, P.C.
Scottsdale, Arizona

December 3, 2001

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                    SEPTEMBER 30, 2001 AND DECEMBER 31, 2000


                                     ASSETS

                                                                                   September 30,          December 31,
                                                                                        2001                  2000
                                                                                     (Unaudited)            (Audited)
                                                                                -------------------    ------------------
CURRENT ASSETS
       Cash and cash equivalents                                                $            10,540    $           12,257
       G.S.T. refund                                                                            818                   984
                                                                                -------------------    ------------------

            TOTAL CURRENT ASSETS                                                             11,358                13,241
                                                                                -------------------    ------------------

PROPERTY AND EQUIPMENT, NET OF
   ACCUMULATED DEPRECIATION                                                                   3,105                 3,795
                                                                                -------------------    ------------------

OTHER ASSETS
       Investments in projects in the Republic of the Philippines                         2,949,006             2,685,687
       Investment in Palcan Mining and Cement Corporations                                      983                 1,361
       Advance royalty payments                                                                   0               160,813
       Loan receivable                                                                            0                97,307
       Rent security deposit                                                                    681                 4,350
                                                                                -------------------    ------------------

            TOTAL OTHER ASSETS                                                            2,950,670             2,949,518
                                                                                -------------------    ------------------


            TOTAL ASSETS                                                        $        2,965,133     $        2,966,554
                                                                                ==================     ==================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                    September 30,         December 31,
                                                                                        2001                  2000
                                                                                     (Unaudited)            (Audited)
                                                                                -------------------    ------------------
CURRENT LIABILITIES
       Accounts payable $                                                                   337,929    $          194,843
       Accrued interest                                                                      65,555                43,599
       Short-term notes and loans payable                                                   296,165               215,112
                                                                                -------------------    ------------------

             TOTAL CURRENT LIABILITIES                                                      699,649               453,554
                                                                                -------------------    ------------------

STOCKHOLDERS' EQUITY
       Common stock, par value $0.001 per share
            Authorized 100,000,000 shares
            Issued and outstanding - 20,509,142 shares                                       20,509                20,372
       Paid in capital in excess of par value of stock                                    4,293,652             4,207,289
       Deficit accumulated during development stage                                     ( 2,058,200)          ( 1,692,190)
       Accumulated other comprehensive income (loss)
          (primarily cumulative translation adjustment)                                       9,523              ( 22,471)
                                                                                -------------------    ------------------

            TOTAL STOCKHOLDERS' EQUITY                                                    2,265,484             2,513,000
                                                                                -------------------    ------------------

            TOTAL LIABILITIES AND
              STOCKHOLDERS' EQUITY                                              $         2,965,133    $        2,966,554
                                                                                ===================    ==================






    See Accompanying Notes and Independent Accountants' Review Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF COMPREHENSIVE (LOSS)
       FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 AND
             FOR THE PERIOD FROM MAY 7, 1984 (DATE OF INCEPTION) TO
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)




                                                      Three Months Ended
                                                         September 30,
                                                   2001                2000
                                              ----------------  ----------------

NET (LOSS)                                    $        (96,490) $     (120,132)

OTHER COMPREHENSIVE INCOME
   (LOSS)
     Foreign currency translation adjustments           11,092             180
                                              ----------------  ----------------

NET COMPREHENSIVE (LOSS)                      $        (85,398) $     (119,952)
                                              ================  ================

                                                    May 7, 1984
                Nine Months Ended                    (Date of
                   September 30,                   Inception) to
      --------------------------------------       September 30,
             2001                2000                   2001
      -------------------  -----------------     -----------------

      $       ( 366,010)  $       ( 509,483)     $     ( 2,058,199)



                 31,994             ( 7,283)                 9,523
     ------------------    -----------------     -----------------

     $        ( 334,016)   $      ( 516,766)     $     ( 2,048,676)
     ==================    =================     =================








       See Accompanying Notes and Independent Accountants' Review Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
       FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 AND
             FOR THE PERIOD FROM MAY 7, 1984 (DATE OF INCEPTION) TO
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)





                                                Three Months Ended
                                                   September 30,
                                      --------------------------------------
                                             2001                2000
                                      ------------------  ------------------

REVENUE - INTEREST INCOME             $           1,811   $                0

DEVELOPMENT COSTS                                98,301              120,132
                                      ------------------  ------------------

       NET (LOSS)                     $        ( 96,490)  $        ( 120,132)
                                      ==================  ==================



NET (LOSS) PER COMMON SHARE

       Basic and diluted              $           ( .00)  $            ( .01)
                                      ==================  ==================

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING

       Basic and diluted                     20,387,086           20,285,474
                                      ==================  ==================

                                                     May 7, 1984
                    Nine Months Ended                 (Date of
                     September 30,                  Inception) to
        --------------------------------------      September 30,
                2001                2000                2001
        -------------------  ------------------   ------------------

         $            1,841   $              0    $           8,593

                    367,851            509,483          ( 2,066,792)
         ------------------   -----------------    -----------------

         $        ( 366,010)  $      ( 509,483)   $     ( 2,058,199)
         ==================   =================   ==================



         $            ( .02)  $          ( .03)
         ==================   =================



                 20,387,086         20,285,474
         ==================   =================






       See Accompanying Notes and Independent Accountants' Review Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF STOCKHOLDERS' EQUITY
             FOR THE PERIOD FROM MAY 7, 1984 (DATE OF INCEPTION) TO
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

                                                                                                                  Paid In
                                                                                                                Capital in
                                                                              Common Stock                       Excess of
                                                                  --------------------------------------         Par Value
                                                                         Shares              Amount              of Stock
                                                                  ------------------  -------------------  ---------------------
BALANCE, MAY 7, 1984
   (DATE OF INCEPTION)                                                             0  $                 0  $                   0

      Issuance of common stock for
         mineral lease (unknown value)
         and expenses at $.005 -
         May 7, 1984                                                         600,000                  600                  2,400
      Issuance of common stock for
         cash at $.267 - May 7, 1984                                           8,610                    9                  2,287
      Net (loss) for the period ended
         December 31, 1984                                                         0                    0                      0
                                                                  ------------------  -------------------  ---------------------

BALANCE, DECEMBER 31, 1984                                                   608,610                  609                  4,687

      Issuance of common stock for
         services at $.267 -
         February 3, 1985                                                      9,000                    9                  2,391
      Issuance of common stock for
         cash at $.267 - February 3, 1985                                     96,480                   96                 25,632
      Net (loss) for the year ended
         December 31, 1985                                                         0                    0                      0
                                                                  ------------------  -------------------  ---------------------

BALANCE, DECEMBER 31, 1985                                                   714,090                  714                 32,710
                                                                  ------------------  -------------------  ---------------------

BALANCE, DECEMBER 31, 1996                                                   714,090                  714                 32,710

      Contribution to capital -
         expenses - 1997                                                           0                    0                  3,600
      Net (loss) for the year ended
         December 31, 1997                                                         0                    0                      0
                                                                  ------------------  -------------------  ---------------------

BALANCE, DECEMBER 31, 1997                                                   714,090                  714                 36,310

      Contribution to capital -
         expenses - 1998                                                           0                    0                  1,300
      Issuance of common stock
         for cash
         $.01 - May 29, 1998                                               2,000,000                2,000                 18,000
         $.01 - June 9, 1998                                               9,000,000                9,000                 81,000

                                   Deficit
                                 Accumulated                 Accumulated
     Advances                    During the                    Other
     On Stock                    Development               Comprehensive
    Subscriptions                   Stage                       Loss
-------------------------    ----------------------    --------------------

   $                    0    $                    0    $                    0




                        0                         0                         0

                        0                         0                         0

                        0                   ( 5,296)                        0
-------------------------    ----------------------    ----------------------

                        0                   ( 5,296)                        0



                        0                         0                         0

                        0                         0                         0

                        0                  ( 28,128)                        0
-------------------------    ----------------------    ----------------------

                        0                  ( 33,424)                        0
-------------------------    ----------------------    ----------------------

                        0                  ( 33,424)                        0


                        0                         0                         0

                        0                   ( 3,600)                        0
-------------------------    ----------------------    ----------------------

                        0                  ( 37,024)                        0


                        0                         0                         0


                        0                         0                         0
                        0                         0                         0





      See Accompanying Notes and Independent Accountants' Review Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF STOCKHOLDERS' EQUITY( CONTINUED)
             FOR THE PERIOD FROM MAY 7, 1984 (DATE OF INCEPTION) TO
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

                                                                                                                  Paid In
                                                                                                                Capital in
                                                                              Common Stock                       Excess of
                                                                  ---------------------------------------        Par Value
                                                                         Shares              Amount              of Stock
                                                                  ------------------  -------------------  ---------------------
        Issuance of common stock for
           net assets of Fenway
           Resources Ltd - $.387 -
           August 31, 1998                                                 7,644,067  $             7,644  $           2,950,988
        Issuance of common stock
           for cash
           $3.00 - October 29, 1998                                            2,798                    3                  8,481
        Net (loss) for the year
           ended December 31, 1998                                                 0                    0                      0
                                                                  ------------------  -------------------  ---------------------

BALANCE, DECEMBER 31, 1998                                                19,360,955               19,361              3,096,079

        Issuance of common stock for cash
           $   .25 - February   4, 1999                                      500,000                  500                124,500
           $ 3.00 - February 24, 1999                                          2,000                    2                  5,998
           $ 3.00 - March 16, 1999                                             5,000                    5                 14,995
           $ 3.00 - March 17, 1999                                             4,000                    4                 11,996
           $ 3.00 - March 30, 1999                                             9,000                    9                 26,991
           $ 3.00 - April 12, 1999                                             5,000                    5                 14,995
           $ 3.00 - November 3, 1999                                          32,000                   32                 95,968
           $ 2.25 - November 12, 1999                                         25,000                   25                 56,225
           $ 2.25 - November 16, 1999                                          3,000                    3                  6,747
           $ 2.00 - December 7, 1999                                           7,000                    7                 13,993
           $ 2.25 - December 14, 1999                                         11,112                   11                 24,988
        Advances on stock subscriptions                                            0                    0                      0
           $3.00 - July 2, 1999                                               65,000                   65                194,935
           $3.00 - September 9, 1999                                           8,074                    8                 24,213
              (Transferred from advances on
              stock subscriptions)
        Cumulative currency translation adjustment                                 0                    0                      0
        Net (loss) for the year
           ended December 31, 1999                                                 0                    0                      0
                                                                  ------------------  -------------------  ---------------------

BALANCE, DECEMBER 31, 1999                                                20,037,141               20,037              3,712,623

                                     Deficit
                                    Accumulated               Accumulated
     Advances                       During the                 Other
     On Stock                       Development             Comprehensive
    Subscriptions                      Stage                     Loss
--------------------------    ----------------------    ----------------------
$                        0    $                    0    $                    0


                         0                         0                         0

                         0                 ( 370,360)                        0
--------------------------    ----------------------    ----------------------

                         0                 ( 407,384)                        0


                         0                         0                         0
                         0                         0                         0
                         0                         0                         0
                         0                         0                         0
                         0                         0                         0
                         0                         0                         0
                         0                         0                         0
                         0                         0                         0
                         0                         0                         0
                         0                         0                         0
                         0                         0                         0
                    24,221                         0                         0
                         0                         0                         0
                  ( 24,221)                        0                         0


                         0                         0                  ( 17,019)

                         0                 ( 623,196)                        0
--------------------------    ----------------------    ----------------------

                         0               ( 1,030,580)                 ( 17,019)






       See Accompanying Notes and Independent Accountants' Review Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF STOCKHOLDERS' EQUITY( CONTINUED)
             FOR THE PERIOD FROM MAY 7, 1984 (DATE OF INCEPTION) TO
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

                                                                                                                  Paid In
                                                                                                                Capital in
                                                                              Common Stock                       Excess of
                                                                  ---------------------------------------        Par Value
                                                                         Shares              Amount              of Stock
                                                                  ------------------  -------------------  ---------------------
        Issuance of common stock for cash
           $1.50 - March 6, 2000, net of cost                                228,000  $               228   $            339,772
           $1.50 - May 29, 2000                                              100,000                  100                149,900
        Issuance of common stock for finder's fee
           $.75 - November 13, 2000                                            6,667                    7                  4,994
        Cumulative currency translation adjustment                                 0                    0                      0
        Net (loss) for the year ended
           December 31, 2000                                                       0                    0                      0
                                                                  ------------------  -------------------  ---------------------

BALANCE, DECEMBER 31, 2000                                                20,371,808               20,372              4,207,289

        Issuance of common stock for cash
           $1.00 - July 27, 2001                                               3,500                    4                  3,496
           $1.00 - July 30, 2001                                              10,000                   10                  9,990
           $1.00 - August 2, 2001                                             10,000                   10                  9,990
           $1.00 - August 14, 2001                                             5,500                    5                  5,495
           $1.00 - August 19, 2001                                           100,000                  100                 49,900
           $2.00 - August 21, 2001                                             5,000                    5                  4,995
           $0.75 - September 24, 2001                                          3,334                    3                  2,497
        Cumulative currency translation adjustment                                 0                    0                      0
        Net (loss) for the nine months ended
           September 30, 2001                                                      0                    0                      0
                                                                  ------------------  -------------------  ---------------------

BALANCE, SEPTEMBER 30, 2001                                               20,509,142  $            20,509  $           4,293,652
                                                                  ==================  ===================  =====================

                                    Deficit
                                  Accumulated               Accumulated
       Advances                   During the                   Other
       On Stock                   Development              Comprehensive
     Subscriptions                   Stage                     Loss
-------------------------    ----------------------    ----------------------
   $                    0    $                    0    $                    0
                        0                         0                         0

                        0                         0                         0
                        0                         0                   ( 5,452)

                        0                 ( 661,610)                        0
-------------------------    ----------------------    ----------------------

                        0               ( 1,692,190)                 ( 22,471)


                        0                         0                         0
                        0                         0                         0
                        0                         0                         0
                        0                         0                         0
                        0                         0                         0
                        0                         0                         0
                        0                         0                         0
                        0                         0                    31,994


                        0                 ( 366,010)                        0
-------------------------    ----------------------    ----------------------

$                       0    $          ( 2,058,200)   $                9,523
=========================    ======================    ======================





       See Accompanying Notes and Independent Accountants' Review Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 AND
             FOR THE PERIOD FROM MAY 7, 1984 (DATE OF INCEPTION) TO
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

                                                                         Nine Months Ended
                                                                            September 30,                May 7, 1984 (Date
                                                                -----------------------------------      of Inception to
                                                                      2001              2000             September 30, 2001
                                                                ----------------  -----------------   ---------------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
       Net (loss)                                               $      ( 366,010)  $      ( 509,483)  $         ( 2,058,199)
       Adjustments to reconcile net (loss) to net cash (used) by operating activities:
             Depreciation                                                    690              1,447                   4,120
             Contributions to capital and stock
                issued for expenses and services                           2,500                  0                  11,500
             Common stock issued for finder's fees                             0                  0                   5,000
       Changes in operating assets and liabilities:
          Cash-held in lawyer's trust account                                  0                  0                 118,578
          Interest receivable                                                  0                  0                 ( 1,867)
          Accounts receivable                                                  0                  0                  14,678
          G.S.T. tax refund                                                  166              1,103                   ( 818)
          Accounts payable                                               143,086            ( 1,219)                279,275
          Accrued liabilities                                             21,956             11,200                  65,555
          Security deposits                                                3,669                  0                   2,951
                                                                ----------------  -----------------   ---------------------

          NET CASH (USED) BY OPERATING
             ACTIVITIES                                                ( 193,943)         ( 496,952)            ( 1,559,227)
                                                                ----------------  -----------------   ---------------------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
       Investment in Palcan Mining and Cement
          Corporations                                                   ( 4,821)             8,364                 ( 6,182)
       Changes in loans receivable                                             0            ( 8,545)               ( 12,096)
       Purchases of property and equipment                                     0              ( 238)                  ( 238)
                                                                ----------------  -----------------   ---------------------

          NET CASH (USED) BY INVESTING
             ACTIVITIES                                                  ( 4,821)             ( 419)               ( 18,516)
                                                                ----------------  -----------------   ---------------------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
       Proceeds from issuance of common stock                             84,000            490,000               1,378,145
       Changes in short term notes                                        81,053            ( 4,403)                200,615
                                                                ----------------  -----------------   ---------------------

          NET CASH PROVIDED BY FINANCING
             ACTIVITIES                                                  165,053            485,597               1,578,760
                                                                ----------------  -----------------   ---------------------

EFFECT OF EXCHANGE RATE CHANGES
   ON CASH AND CASH EQUIVALENTS                                           31,994            ( 7,283)                  9,523
                                                                ----------------  -----------------   ---------------------




       See Accompanying Notes and Independent Accountants' Review Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF CASH FLOWS (CONTINUED)
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 AND
             FOR THE PERIOD FROM MAY 7, 1984 (DATE OF INCEPTION) TO
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

                                                                        Nine Months Ended
                                                                           September 30,                 May 7, 1984 (Date
                                                                -----------------------------------       of Inception to
                                                                      2001              2000             September 30, 2001
                                                                ----------------  -----------------   ---------------------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                         $       ( 1,717)  $        ( 19,057)  $              10,540

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                                   12,257              21,926                       0
                                                                ----------------  -----------------   ---------------------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                                $        10,540    $          2,869   $              10,540
                                                                ================  =================   =====================



SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION

       Interest paid                                            $              0  $               0   $               3,372
                                                                ================  =================   =====================

       Taxes paid                                               $              0  $               0   $                   0
                                                                ================  =================   =====================

SCHEDULE OF NON-CASH INVESTING
   AND FINANCING ACTIVITIES

       Issuance of 400,000 shares of common
          stock for mineral lease (unknown value)
          and expenses - 1984                                   $              0  $               0   $               3,000
                                                                ================  =================   =====================

       Issuance of common stock for services
          (finder's fees)                                       $              0  $               0   $               7,400
                                                                ================  =================   =====================

       Contribution to capital - expenses - 1997                $              0  $               0   $               3,600
                                                                ================  =================   =====================

       Contribution to capital - expenses - 1998                $              0  $               0   $               1,300
                                                                ================  =================   =====================

       Issuance of 7,644,067 shares of stock for
          Fenway Resources Ltd.- August 31, 1998                $              0  $               0   $           2,918,215
                                                                ================  =================   =====================






       See Accompanying Notes and Independent Accountants' Review Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

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

Income Taxes
------------

Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax basis of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in FASB



       See Accompanying Notes and Independent Accountants' Review Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes (Continued)
------------------------

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

Disclosure About Fair Value of Financial Instruments
----------------------------------------------------

The Company estimates that the fair value of all financial instruments at September 30, 2001 and 2000 as defined in FASB 107 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgement is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

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

Foreign Currency Translation
-----------------------------

The financial statements of the Company are measured using the local currency as the functional currency. Assets, liabilities and equity accounts of the Company are translated at exchange rates as of the balance sheet date or historical acquisition date, depending on the



       See Accompanying Notes and Independent Accountants' Review Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

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

NOTE 2    DEVELOPMENT STAGE OPERATIONS

As of September 30, 2001, the Company was in the development stage of operations. According to the Financial Accounting Standards Board of the Financial Accounting Foundation, a development stage Company is defined as a company that devotes most of its activities to establishing a new business activity. In addition, planned principal activities have not commenced, or have commenced and have not yet produced significant revenue.

The Company expensed $367,851 and $509,483 of development costs for the nine months ended September 30, 2001 and 2000, respectively, and $2,066,792 from May 7, 1984 (date of inception) to September 30, 2001.

NOTE 3    INVESTMENT IN PALCAN MINING AND CEMENT CORPORATIONS

           Palcan Mining Corporation
           --------------------------

           A.       Incorporation

                    Palcan Mining Corporation was incorporated in the Republic of the Philippines on August 13, 1998 under Republic of the Philippines Sec. Reg. No. A199811014. The term for which the corporation is to exist is fifty years from and after the date of issuance of the certificate of incorporation.

           B.       Incorporators and directors

                    Names and nationalities of the incorporators and directors are as follows:

                                    Name                       Nationality
                    ---------------------------            ---------------------
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





       See Accompanying Notes and Independent Accountants' Review Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

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

           D.       Subscribers and issued capital

                    25% of the authorized capital stock has been subscribed and at least 25% of the total subscription has been paid as follows:

                              Number of
                               Shares              Amount            Amount
             Name            Subscribed          Subscribed           Paid
-------------------------   ----------------   ----------------   -------------

Rene E. Cristobal                        200   p        200,000   p      50,000
Carlos A. Fernandez                      150            150,000          37,500
Dativa C. Dimaano-
   Sangalang                             250            250,000          62,500
Arthur Leonard Taylor                      1              1,000           1,000
Herbert John Wilson                        1              1,000           1,000
Fenway International Inc.                398            398,000         398,000
                            ----------------   ----------------   -------------
                                       1,000   p      1,000,000   p     550,000
                            ================   ================   =============

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





       See Accompanying Notes and Independent Accountants' Review Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

NOTE 3    INVESTMENT IN PALCAN MINING AND CEMENT CORPORATIONS (CONTINUED)

           Palcan Cement Corporation
           -------------------------

           A. Palcan Cement Corporation was incorporated in the Republic of the Philippines on August 12, 1998 under Philippines Sec. Reg. No. A199811013. The Company has a fiscal year end of December 31.

           B.       Incorporators and directors

                    Names and nationalities of the incorporators and directors are as follows:

                             Name                               Nationality
                     ---------------------------            --------------------
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

           D.       Subscribers and issued capital

                    The subscribers to the capital stock and the amounts paid-in to their subscriptions are as follows:


                                               Number of
                              Shares             Amount            Amount
        Name                Subscribed         Subscribed           Paid
------------------------  ----------------  -----------------  ----------------
Rene E. Cristobal                     170   p       170,000    p        42,500
Carlos A. Fernandez                   150           150,000             37,500
Dativa C. Dimaano-
   Sangalang                          180           180,000             45,000
Laurie G. Maranda                       1             1,000              1,000
Robert George Muscroft                  1             1,000              1,000
Arthur Leonard Taylor                   1             1,000              1,000
Herbert John Wilson                     1             1,000              1,000
Fenway International Inc.           4,496          4,496,000         4,496,000
                           --------------   ----------------   ---------------
                                    5,000   p      5,000,000   p     4,625,000
                           ==============   ================   ===============





       See Accompanying Notes and Independent Accountants' Review Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

NOTE 3    INVESTMENT IN PALCAN MINING AND CEMENT CORPORATIONS (CONTINUED)

           E.       Foreign Investments Act of 1991

                    The Company has applied to do business under the Foreign Investments Act of 1991, as amended by RA8179, with 90% foreign equity, with the intention to operate an export enterprise with the primary purpose of cement manufacturing.

           F.       Lease with Palcan Cement Corporation

                    1. The term of the lease is for five years commencing on April 1, 2001 and expiring on March 31, 2006. As of September 30, 2001, they have not moved into the building or commenced the lease. They will move into the premises once they obtain their bridge loan financing.
                    2. Gross monthly rentals are $1,918 USD net of a 10% VAT with a 5% increase in the third year until the expiration of the term of the lease.
                    3. A security deposit of $6,330 USD payable upon signing the lease contract.
                    4. A deposit of three months rentals $6,330 USD, which will be adjusted yearly based on the value of the money of the rental.

                    Future minimum lease rentals in USD are as follows:

                      September 30, 2002                $          23,018
                      September 30, 2003                           23,018
                      September 30, 2004                           23,208
                      September 30, 2005                           24,370
                      September 30, 2006                           21,150
                                                        -----------------
                                                        $         114,764


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




       See Accompanying Notes and Independent Accountants' Review Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

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




       See Accompanying Notes and Independent Accountants' Review Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

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

           G.       Share Options and Warrants

                    I. The Consortium members will have options to purchase Fenway shares, subject to regulatory approvals, as follows:

                       CPMIC                PALAWAN STAR         PYRAMID HILL
             ----------------------------   ------------       -----------------
             Nine hundred thousand shares  1 million shares    4 million shares
             @ CDN $2.00/sh                @ CDN $4.00/sh      @ CDN $2.00/sh
             With 1:1 warrant              1 million shares
             @ CDN $3.00/sh                @ CDN $5.00/sh
             exercisable at any time       exercisable at any time

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






       See Accompanying Notes and Independent Accountants' Review Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

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




       See Accompanying Notes and Independent Accountants' Review Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)


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

NOTE 6 PROPERTY AND EQUIPMENT

                    The components of the property and equipment are as follows:

                                                                    September 30,        December 31,
                                                                         2001                2000
                                                                  ------------------  ------------------

                           Office equipment                        $           6,427  $            6,427
                           Computers                                           5,360               5,360
                                                                  ------------------  ------------------

                                Total cost                                    11,787              11,787

                           Less accumulated depreciation                       8,682               7,992
                                                                  ------------------  ------------------

                                Total property and equipment      $            3,105  $            3,795
                                                                  ==================  ==================

                    Depreciation expense for the nine months ended September 30, 2001 and 2000 amounted to $690 and $1,447, respectively.







       See Accompanying Notes and Independent Accountants' Review Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)



NOTE 7    INCOME  TAXES

                                                                                  September 30,        September 30,
                                                                                      2001                 2000
                                                                              ------------------    ------------------
                        (Loss) before income taxes                            $        ( 366,010)   $        ( 509,483)
                                                                              ------------------    ------------------

                        The provision for income taxes is estimated as follows:
                                 Currently payable                            $                0    $                0
                                                                              ------------------    ------------------
                                 Deferred                                     $                0    $                0
                                                                              ------------------    ------------------

                        A reconciliation of the provision for income taxes
                          compared with the amounts at the Federal Statutory and
                          Foreign Income Tax Rates is as follows:
                                 Tax at Federal Statutory
                                    Income Tax Rates                          $                0    $                0
                                                                              ------------------    ------------------
                                 Tax at Foreign Income Tax Rates              $                0    $                0
                                                                              ------------------    ------------------

                                                                                  September 30,        December 31,
                                                                                      2001                 2000
                                                                              ------------------    ------------------

                        Deferred income tax assets and liabilities reflect the
                          impact of temporary differences between amounts of
                          assets and liabilities for financial reporting
                          purposes and the basis of such assets and liabilities
                          as measured by tax laws.
                                 The net deferred tax asset is:               $                0    $                0
                                                                              ------------------    ------------------
                                 The net deferred tax liability is:           $                0    $                0
                                                                              ------------------    ------------------

                        Temporary differences and carry forwards that give rise
                          to deferred tax assets and liabilities include the
                          following:
                                                                                         Deferred Tax at
                                                                                       September 30, 2001
                                                                              ----------------------------------------
                                                                                      Assets           Liabilities
                                                                              ------------------    ------------------
                                 Net operating losses                         $          510,449    $                0

                                 Valuation allowance                                     510,449                     0
                                                                              ------------------    ------------------

                                 Total deferred taxes                         $               0     $                0
                                                                              ==================    ==================






       See Accompanying Notes and Independent Accountants' Review Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)


NOTE 7    INCOME  TAXES (CONTINUED)

                    A reconciliation of the valuation allowance is as follows:

                                                       September 30,       December 31,
                                                           2001                2000
                                                      ----------------  ------------------
                       Balance, beginning of period   $        427,000  $          261,900

                       Addition for the nine months             83,449              48,300
                                                      ----------------  ------------------

                       Balance, end of period         $        510,449  $          310,200
                                                      ================  ==================


NOTE 8    NET OPERATING LOSS CARRYFORWARDS

                    The Company has the following net operating loss carryforwards:

                       Tax Year           Amount              Expiration date
              -----------------     -------------------      -----------------
              December 31, 1987     $             3,600      December 31, 2001
              December 31, 1998                 370,360      December 31, 2018
              December 31, 1999                 640,216      December 31, 2019
              December 31, 2000                 661,611      December 31, 2020
              September 30, 2001                366,010      December 31, 2021
                                    -------------------

                                    $         2,041,797
                                    ===================

NOTE 9    ACCOUNTS PAYABLE

                    The components of accounts payable are as follows:

                                                                   September 30,       December 31,
                                                                        2001               2000
                                                                 -----------------   -----------------

              Accounts payable - trade                           $         103,323   $          69,050
              Accounts payable - related, interest bearing                 149,450                   0
              Accounts payable - related, non-interest bearing              83,508             125,793
              Credit card payable                                            1,648                   0
                                                                 -----------------   -----------------

                  Total accounts payable                         $         337,929   $         194,843
                                                                 =================   =================





       See Accompanying Notes and Independent Accountants' Review Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)



NOTE 10   SHORT-TERM NOTES AND LOANS PAYABLE

          Related parties

                                                                                          September 30,       December 31,
                                                                                               2001               2000
                                                                                        -----------------   -----------------
          Unsecured, 12% note dated June 3, 1998 for $150,000 Canadian dollars.
          There is no due date on the note.                                             $         95,087    $        100,080

          Unsecured, 12% note dated September 28, 1998 for $50,000 Canadian
          dollars. There is no due date on the note.                                              31,696              33,360

          Two unsecured notes dated October 18, 2000. The notes bear interest at
          10% and were due on April 18, 2001. The lender received 6,667 shares of common stock of the Company plus two year warrants to acquire
          25,000 shares of the Company stock at $1.75.                                            75,000              75,000

          Unsecured, 10% loan dated December 12, 2000. There is no due date on
          the loan.                                                                                1,268                   0

          Unsecured, 12% loan dated December 22, 2000. There is no due date on
          the loan.                                                                               15,848                   0

          Unsecured 12% note dated March 12, 2001 for $25,000 Canadian dollars.
          There is no due date on the note.                                                       15,848                   0

          Non-related parties

          Unsecured, 12% loan dated November 19, 1999. The note does not have a
          due date.                                                                               15,848                   0

          Unsecured 8.51% note dated July 4, 2000. The note does not have a due
          date.                                                                                    6,339               6,672

          Unsecured, 10% loan dated April 27, 2001. The loan accrues interest at 10% if repaid in three months or less; if repaid in three to six months the interest is 15%. A bonus of 20%






       See Accompanying Notes and Independent Accountants' Review Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

NOTE 10   SHORT-TERM NOTES AND LOANS PAYABLE (CONTINUED)

                                                                                          September 30,       December 31,
                                                                                               2001               2000
                                                                                        -----------------   -----------------
          in shares at $1.00 USD per share will be paid on the final amount repaid within six months. If repayment of principal and interest has not been made by October 31, 2001, the Company agrees to pay the lender by way of treasury shares, based on the lesser of $1.00 USD per
          share, or the average value as traded over the preceding 10 days.             $          34,231   $               0

          Unsecured, 10% loan dated August 1, 2001. If repaid after September
          30, 2001, but on or before November 30, 2001, a bonus of 10% of the principal amount in cash or shares at $.50 U.S. per share at their option. The loan also has 2,500 warrants to acquire the Company's
          common stock                                                                              5,000                   0
                                                                                        -----------------   -----------------

                                                                                        $         296,165   $         215,112
                                                                                        =================   =================

NOTE 11   STOCK OPTIONS

          The Company has stock options outstanding at September 30, 2001 as follows:

                          Number of         Exercise         Expiration
   Name of Optionee         Shares           Price             Date
-----------------------  --------------  --------------   -----------------
Milton M. Schlesinger      200,000         US $3.00        July 4, 2004
Steven Sobolewski          250,000         US $3.00        July 4, 2004
H. John Wilson             495,963         US $3.00        July 4, 2004
A. Leonard Taylor          495,963         US $3.00        July 4, 2004
Laurie G. Maranda          300,000         US $3.00        July 4, 2004
R. George Muscroft         300,000         US $3.00        July 4, 2004
Willi Magill               200,000         US $3.00        July 4, 2004
Dativa Sangalang           200,000         US $3.00        July 4, 2004
Rene E. Cristobal          200,000         US $3.00        July 4, 2004
Carlos Fernandez           200,000         US $3.00        July 4, 2004
Robert Shoofey             180,000         US $3.00        July 4, 2004
Daniel Maarsman            195,000         US $3.00        July 4, 2004
Edward Cardozo             200,000         US $3.00        July 4, 2004






       See Accompanying Notes and Independent Accountants' Review Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)



NOTE 11    STOCK OPTIONS (CONTINUED)

           Friedhelm Menzel         200,000     US $3.00     July 31, 2004
           J. Roderick Ainsworth    200,000     US $3.00     July 31, 2004
           Stephen C. Bauer         350,000     US $1.75     September 28, 2002
           Peter Johnson             25,000     US $1.75     October 20, 2002
           Basillo Ayson            200,000     US $3.00     December 1, 2004
           Peter Johnson             25,000     US $1.75     January 8, 2003
                                  ---------
                                  4,416,926
                                  =========

          At September 30, 2001 the Company had a stock-based compensation plan under which options were granted to employees and outside directors. The Company measures the compensation cost for these plans using the intrinsic value method of accounting prescribed by APB Opinion No. 25 (Accounting for Stock Issued to Employees). Given the terms of the Company's plans, no compensation cost has been recognized for its stock option plan.

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

          Had compensation costs for the Company's plan been determined based on the fair value at the grant date consistent with the method of FASB Statement 123, the Company's net (loss) and earnings per share would have been as indicated below:

                                                 As Reported       Pro Forma
                                               ---------------  ---------------

      Net (loss)                               $    ( 366,010)  $     ( 496,105)

      (Loss) per share attributable
         to common stock                       $        ( .02)  $         ( .02)

 A summary of the all options is as follows:

      Balance at January 1, 2001                    4,341,926
      Options issued                                   12,500
      Options exercised                                     0
      Options canceled                                      0
                                                -------------

      Balance at September 30, 2001                 4,354,426
                                                =============





       See Accompanying Notes and Independent Accountants' Review Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

NOTE 11   STOCK OPTIONS (CONTINUED)

          Information regarding stock options outstanding as of September 30, 2001 is as follows:

          Price range                                       $      1.75 - $3.00
          Weighted average exercise price                   $              2.91
          Weighted average remaining contractual life         3 years, 0 months

NOTE 12   STOCK WARRANTS

          The following warrants are outstanding and applicable to investment in projects in Palawan, Philippines.

          Warrants outstanding as of September 30, 2001.

               45,750    Shares at a price of Canadian $5.50 per share if
                         exercised on or before December 5, 2002
               25,250    Shares at a price of Canadian $5.50 per share if
                         exercised on or before February 25, 2002
               28,901    Shares at a price of Canadian $5.50 per share if
                         exercised on or before May 29, 2002
               25,000 Shares at a price of Canadian $5.50 per share if exercised on or before June 2, 2002
               27,000 Shares at a price of Canadian $5.50 per share if exercised on or before June 6, 2002
               2,128 Shares at a price of United States $4.00 per share if exercised on or before October 26, 2002
               670 Shares at a price of United States $4.00 per share if exercised on or before October 26, 2002
               65,000 Shares at a price of United States $4.00 per share if exercised on or before June 10, 2002
               32,000 Shares at a price of United States $4.00 per share if exercised on or before November 2, 2002
               25,000 Shares at a price of United States $3.00 per share if exercised on or before November 9, 2002
               3,000 Shares at a price of United States $3.00 per share if exercised on or before November 9, 2002
               7,000 Shares at a price of United States $3.00 per share if exercised on or before December 3, 2002
               11,112 Shares at a price of United States $3.00 per share if exercised on or before December 13, 2002
               228,000 Shares at a price of United States $3.00 per share if exercised on or before March 6, 2002





       See Accompanying Notes and Independent Accountants' Review Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

NOTE 12   STOCK WARRANTS (CONTINUED)

               100,000 Shares at a price of United States $3.00 per share if exercised on or before May 29, 2002
               25,000 Shares at a price of United States $1.75 per share if exercised on or before October 20, 2002
               20,000 Shares at a price of United States $0.75 per share if exercised on or before July 26, 2003
               20,000 Shares at a price of United States $0.75 per share if exercised on or before July 26, 2003
               7,000 Shares at a price of United States $0.75 per share if exercised on or before July 27, 2003
               3,980 Shares at a price of United States $0.75 per share if exercised on or before July 31, 2003
               5,000 Shares at a price of United States $0.75 per share if exercised on or before August 8, 2003
               10,000 Shares at a price of United States $0.75 per share if exercised on or before August 14, 2003
               100,000 Shares at a price of United States $0.75 per share if exercised on or before August 22, 2003
             =========
               816,791


NOTE 13   INTEREST EXPENSE

          The Company incurred interest expense of $21,288 and $14,500 for the nine months ended September 30, 2001 and 2000, respectively.

NOTE 14   OPERATING LEASES

          The Company is leasing office facilities in Vancouver, British Columbia, Canada and Manila, Philippines as follows:

          Manila - See Note 3 investment in Palcan Mining and Cement Corporation

          Vancouver
              3 year lease commencing March 1, 2001
              Monthly rental of $1,173 (Canadian dollars) plus occupancy costs

          Future minimum lease payments, in Canadian dollars, are as follows:

              September 30, 2002                       $         14,079
              September 30, 2003                                 14,079
              September 30, 2004                                  7,040
                                                       ----------------
                                                       $         35,198
                                                       ================

          Rent expense for the nine months ended September 30, 2001 and 2000 was $19,090 and $33,200, respectively.



       See Accompanying Notes and Independent Accountants' Review Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

NOTE 15   CONTINGENT EMPLOYMENT CONTRACTS

          The Company has the following contingent employment contracts that only become effective in the event of an unfriendly or hostile take over:

                                                  Annual              Expiration
        Title                Date                 Salary                 Date               Renewable
-------------------  --------------------  --------------------  --------------------  -----------------
 President and
 Chief Executive
 Officer               September 1, 1995   $     400,000 (CND)     August 31, 2000      5 year periods

 Secretary and
 Chief Financial
 Officer               September 1, 1995   $     300,000 (CND)     August 31, 2000      5 year periods

 Project Manager        February 1, 1996   $     200,000 (CND)     August 31, 2000      5 year periods





NOTE 16   GOING CONCERN

          These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has a deficit working capital, has incurred development losses of $2,058,199 from inception and needs financing to develop the cement operations. These factors raise uncertainty as to the Company's ability to continue as a going concern.

          Management of the Company has received a commitment for bridge financing (see Note 17) for the initial development of the cement operations. The ability of the Company to continue as a going concern is dependent upon the receipt of the bridge financing and future long range development financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 17   BRIDGE LOAN AGREEMENT

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

NOTE 18   UNAUDITED FINANCIAL INFORMATION

          The accompanying financial information as of September 30, 2001 and 2000 is unaudited. In managements opinion, such information includes all normal recurring entries necessary to make the financial information not misleading.

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

Commercial law in effect on Palawan Island requires the participation of local entities to exploit the island's mineral resources. Two local corporations have been created and formally registered in compliance with local commercial law and securities regulation. We own approximately 40% of Palcan Mining Company ("PMC") which will be responsible for the quarry properties and the production of crushed stone, both graded and blended, for cement plant processing operations. PMC will also be responsible for payments of royalties and fees based on the volumes of quarried stone extracted for cement production. PMC was incorporated in the Republic of the Philippines on August 13, 1998, and has several common directors with us. We have leased commercial space from PMC. Our lease with PMC has a term of 5 years commencing on April 1, 2001 and expiring on March 31, 2006. As of September 30, 2001 we had not moved into the building or commenced the lease. We plan to move into the space if and when we raise sufficient financing. There is no guarantee we will raise sufficient financing. The lease is more particularly described in Note 3 to the attached financial statements.

We have also continued to assess the market acceptance for products of the proposed Palawan plant within the Philippines and in export markets. The ability to produce cement of high quality and reliable uniformity from local materials is essential to our success and this ability is currently unproven.

Discussions are currently in progress with several design-build groups to construct and equip the Palawan plant. We are negotiating with Krupp Polysius to provide the cement plant equipment and with Bilfinger & Berger to engineer and construct the Palawan Project. These negotiations have not been concluded and there can be no assurance that either Krupp Polysius or Bilfinger & Berger will provide equipment or services to us.

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

Liquidity and Capital Resources. At September 30, 2001, we had cash and cash equivalents of $10,540. At September 30, 2001, we had total current assets of $11,358. Our total current liabilities at September 30, 2001 were $699,649; therefore our total current liabilities exceeded our total current assets by $688,291 at September 30, 2001.

For the nine months ended September 30, 2001, we expensed $367,851 of development costs compared to $509,483 in development costs for the corresponding period in 2000. We have expensed total development costs of $2,066,792 from our inception on May 7, 1984 to September 30, 2001. Our net loss for the three months ended September 30, 2001 was $96,490 compared to a net loss of $120,132 for the corresponding period in 2000. The decrease in the net loss during those corresponding periods was due to a decrease in development costs. From our inception on May 7, 1984 to September 30, 2001, we had suffered a net loss of $2,058,199. The cash and equivalents constitute our present internal sources of liquidity.

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

Our Plan of Operation For Next 12 Months. Based on current discussions, we presently anticipate that the necessary financing for the Palawan Project will be secured during the first quarter of 2002, which will allow us to begin our preliminary engineering programs during the first quarter and initiate construction in the second quarter of 2002. Emphasis will be initially on completing the port site which is necessary to enable supplies and materials to be delivered for construction of the plant.

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

Our development schedule contemplates that cement plant construction will commence in the second quarter of 2002 after completion of the initial design engineering and construction of the port facilities. We anticipate that all facilities will be constructed by the end of 2004 and full production should begin in the first quarter of 2005. When direct project development and construction is in progress, we anticipate that other activities will commence including environmental requirements and community related initiatives. We believe that the cement plant will provide economic growth for the southern part of Palawan and we will be actively involved in developing beneficial programs to assist the local and indigenous people.

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

Our success is dependent upon our ability to secure the necessary financing. Through the efforts of Krupp-Polysius and Belfinger + Berger, we have received a letter of interests from German banks to provide all of the export credit and loan funding. We are currently conducting negotiations for all of the equity requirements which we believe will be completed in the first quarter of 2002. We may also obtain financing from the individual contractors for the port, power and quarry facilities which would reduce our overall financing needs.

If we do not obtain adequate financing, we may need to delay the program or to enter into arrangements with other companies interested in developing cement plants in the Philippines.

In the opinion of management, available funds will satisfy our working capital requirements through June 2002. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results that could fail as a result of a number of factors. We will need to raise additional capital to develop, promote and conduct our operations. Such additional capital may be raised through public or private financing as well as borrowings and other sources. We cannot guaranty that additional funding will be available on favorable terms, if at all.

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

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.
--------------------------

None.

Item 2. Changes in Securities.
-------------------------------

The company sold 137,334 shares of its common stock during the three month period ended September 30, 2001. Those shares were sold pursuant to certain exemptions from the prospectus and delivery requirements of the Securities Act of 1933.

As of September 30, 2001, we had a total of 816,791 warrants to purchase shares of our common stock issued and outstanding. Refer to Note 12 of the attached financial statements for details regarding the issued and outstanding warrants.

As of September 30, 2001, we had a total of 4,416,926 options to purchase our common stock issued and outstanding. Refer to Note 11 of the attached financial statements for further details regarding the issued and outstanding options.

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

                                             Fenway International, Inc.,
                                             a Nevada corporation


December 21, 2001                   By:      /s/  H. John Wilson
                                             -----------------------------------
                                             H. John Wilson, President