Form 10KSB
period 2001-12-31
FENWAY INTERNATIONAL INC
filed 2002-04-18
CIK 1080951

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB






[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2001
                                  -----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 For the transition period from                  to
                                           -----------------  -----------------

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

308-409 Granville Street, Vancouver,
 British Columbia, Canada                                               V6C 1T2
-------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

                                  604.844.2265
                                  ------------
              (Registrant's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Act:

   Title of Each Class                         Name of Each Exchange on which
   to be so Registered:                        Each Class is to be Registered:
   --------------------                        -------------------------------
           None                                             None
           ----                                             ----

Securities registered under Section 12(g) of the Act:

Common Stock, Par Value $.001
-----------------------------
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]


State issuer's revenues for its most recent fiscal year. $0.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of April 6, 2001, approximately $9,546,159.

As of December 31, 2001, there were 20,541,122 shares of the issuer's $.001 par value common stock issued and outstanding.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

Transitional Small Business Disclosure format (check one):

                          [ ]  Yes            [X]  No

                                     PART I

Item 1. Description of Business.
--------------------------------

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

The Palawan Project. The Palawan Project has been under development by us for more than five years in association with local Philippine mining and development interests. Our predecessor company, Fenway Resources Ltd., a Delaware corporation, acquired mineral rights to 10,296 hectares in 1992 and 3,200 hectares in 1995 in three (3) contiguous claim blocks on the west central portion of Palawan Island near Scott Point, Municipality of Sofronio Espanola, Palawan, Philippines. Explorations by the Philippine government first confirmed the existence of limestone deposits in the central part of Palawan. We retained Kilborn Engineering Pacific Ltd., now known as Kilborn-SNC Lavalin Inc., to prepare a project feasibility study which was completed in 1995. This study concluded our claims have significant resources of limestone and shale, the two main ingredients for the manufacture of Portland Cement, and that a cement plant and quarries can be developed in full compliance with environmental regulations in the Philippines and should not have any adverse effect on local communities or indigenous people.

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

The capital costs of the plants, including the construction of all facilities such as power and ports, are estimated by our engineering consultants to be approximately $340 million for the Negros Project and approximately $380 million for the Palawan Project. To conform to investment guidelines promulgated by the Philippine government, 70% of those capital costs can be financed by loans, including export credits, and 30% can be financed by equity investments.

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

Item 2.  Description of Property.
---------------------------------

Property held by the Company. As of the date specified in the following table, we held the following property:

============================================== ======================== =========================
               Property                            December 31, 2001         December 31, 2000
---------------------------------------------- ------------------------ -------------------------
Cash and equivalents                                              $814                  $ 12,257
---------------------------------------------- ------------------------ -------------------------
Project Investments                                         $2,950,800               $ 2,945,168
---------------------------------------------- ------------------------ -------------------------
Property and Equipment (consists of office                      $2,876                   $ 3,795
equipment and computers, less accumulated
depreciation)
============================================== ======================== =========================

We define cash equivalents as all highly liquid investments with an maturity of 3 months or less when purchased.

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

We depreciate our property and equipment for financial reporting purposes using the accelerated method based upon an estimated useful life of 5 years.

The components of the property and equipment are as follows:

                    Property           December 31, 2001     December 31, 2000

Office equipment                             $6,427               $ 6,427
Computers                                    $5,360               $ 5,360
                                             ------               -------

Total cost                                  $11,787               $11,787
Less accumulated depreciation                $8,911               $ 7,992
                                             ------               -------

Total property and equipment                 $2,876               $ 3,795
                                             ------               -------

We are leasing office facilities in Vancouver, British Columbia, Canada and Manila, Philippines. Our Vancouver office is under a 3 year lease that commenced March 1, 2001 with a rental fee of $1,173 CDN plus occupancy costs. Our Manila office is under a 5 year lease that began April 1, 2001, although occupancy and lease payments will not commence until bridge loan financing is obtained. The rent expense for the year ended December 31, 2001 was $39,964.

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

Prices of Common Stock. Our common stock is quoted on the OTC Bulletin Board (trading symbol: FWIN). Prior to our participation on the OTC Bulletin Board, there was no public market for our common stock. Our common stock has closed at a low of $0.15 and a high of $0.69 for the 52-week period ended April 17, 2002. This market is extremely limited and the price for our common stock quoted by brokers is not necessarily a reliable indication of the value of our common stock.

The following table specifies the reported high and low sales or closing prices of our common stock on the OTCBB for the periods indicated.

===================================== =========== =================
                       Period            High            Low
------------------------------------- ----------- -----------------
October 1, 2001 - December 31, 2001       0.4            0.16
------------------------------------- ----------- -----------------
July 1, 2001 - September 30, 2001        0.609           0.17
------------------------------------- ----------- -----------------
April 1, 2001 - June 30, 2001            0.693           0.35
------------------------------------- ----------- -----------------
January 1, 2001 - March 31, 2001         0.875          0.469
===================================== =========== =================

Stock Options. As of December 31, 2001, there were 4,616,926 incentive stock options to purchase common stock, of which 3,416,926 are options to purchase common stock at $3.00 per share, and expire by their own terms on July 4, 2004, 400,000 options to purchase common stock at $3.00 per share, which expire by their own terms on July 31, 2004, and 200,000 options to purchase common stock at $3.00 per share, which expire by their own terms on December 1, 2004. There were also 350,000 incentive stock options to purchase common stock at $1.75 per share, of which 300,000 options to purchase common stock at $1.75 per share, which expire by their own terms on September 28, 2002 and 25,000 options to purchase common stock at $1.75 per share, which expire by their own terms on October 20, 2002, and 25,000 options to purchase common stock at $1.75 per share, which expire by their own terms on January 8, 2003.

Warrants. As of December 31, 2001, there were 804,291 outstanding warrants to purchase common stock. 45,750 of those warrants are to purchase common stock at CDN$5.50 per share which expire on December 5, 2002; 25,250 of those warrants are to purchase common stock at CDN$5.50 per share which expire on February 25, 2002; 28,901 of those warrants are to purchase common stock at CDN$5.50 per share which expire on May 29, 2002; 25,000 of those warrants are to purchase common stock at CDN$5.50 per share which expire on June 2, 2002; and 27,000 of those warrants are to purchase common stock at CDN$5.50 per share which expire on June 6, 2002. There were also 2,128 warrants to purchase common stock at $4.00 per share outstanding which expire on October 26, 2002; 670 warrants to purchase common stock at $4.00 per share outstanding which expire on October 26, 2002; 65,000 warrants to purchase common stock at $4.00 per share outstanding which expire on June 10, 2002; 32,000 warrants to purchase common stock at $4.00 per share outstanding which expire on November 2, 2002; 25,000 warrants to purchase common stock at $3.00 per share outstanding which expire on November 9, 2002; 3,000 warrants to purchase common stock at $3.00 per share outstanding which expire on November 9, 2002; 7,000 warrants to purchase common stock at $3.00 per share outstanding which expire on December 3, 2002; and 11,112 warrants to purchase common stock at $3.00 per share outstanding which expire on December 13, 2002. There were also 228,000 warrants to purchase common stock at $3.00 per share which expire on March 6, 2002; 100,000 warrants to purchase common stock at $3.00 per share which expire on May 29, 2002; 10,000 warrants to purchase common stock at $5.50 per share which expire on December 5, 2002; 2,500 warrants to purchase common stock at $0.75 per share which expire on September 30, 2003; 40,000 warrants to purchase common stock at $0.50 per share which expire on July 26, 2003; 7,000 warrants to purchase common stock at $0.50 per share which expire on July 27, 2003;3,980 warrants to purchase common stock at $0.50 per share which expire on July 31, 2003; 5,000 warrants to purchase common stock at $0.50 per share which expire on August 8, 2003; 10,000 warrants to purchase common stock at $0.75 per share which expire on August 14, 2003; and 100,000 warrants to purchase common stock at $0.75 per share which expire on August 22, 2003.

There were additional warrants to purchase common stock at CDN$4.00 per share outstanding, 1,000,000 of which are exercisable upon receipt of certain production funds (see Note 4 to the Company's financial statements attached as exhibits hereto). As of December 31, 2001, there were 900,000 warrants to purchase common stock at CDN$2.00 per share outstanding (exercisable upon receipt of certain production funds as specified in Note 5 to the Company's financial statements attached as exhibits hereto) and an additional 900,000 warrants to purchase common stock at CDN$3.00 per share which are exercisable at any time. As of December 31, 2001, there were an additional 4,000,000 warrants to purchase common stock at CDN$2.00 per share outstanding which are exercisable upon receipt of certain production funds (see Note 4 to the Company's financial statements attached as exhibits hereto). Finally, as of December 31, 2001, there were 1,000,000 warrants to purchase common stock at CDN$5.00 per share outstanding which are exercisable at any time.

The approximate number of holders of record of shares of our common stock is thirty-six.

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

Liquidity and Capital Resources. At December 31, 2001, we had cash resources of $ 814. The cash and equivalents constitute our present internal sources of liquidity. Because we are not generating any revenues at this time from our operations, our only external source of liquidity is the sale of our capital stock. We are attempting to acquire funding for both the Palawan Project and the Negros Project from German financial institutions with assistance from Krupp-Polysius, a German machinery manufacturing, engineering, trading and financial services company. Krupp-Polysius has agreed to help us arrange the export credits and the required loan guaranties for the loans required for both projects.

Our Plan of Operation For Next 12 Months. Based on current discussions, we presently anticipate that the necessary financing for the Palawan Project will be secured during the second quarter of 2002, which will allow us to begin our preliminary engineering programs during the fourth quarter and initiate construction in the fourth quarter of 2002. Emphasis will be initially on completing the port site which is necessary to enable supplies and materials to be delivered for construction of the plant.

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

Our development schedule contemplates that cement plant construction will commence in the fourth quarter of 2002 after completion of the initial design engineering and construction of the port facilities. We anticipate that all facilities will be constructed by the end of 2004 and full production should begin in the first quarter of 2005. When direct project development and construction is in progress, we anticipate that other activities will commence including environmental requirements and community related initiatives. We believe that the cement plant will provide economic growth for the southern part of Palawan and we will be actively involved in developing beneficial programs to assist the local and indigenous people.

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

Our success is dependent upon our ability to secure the necessary financing. Through the efforts of Krupp-Polysius and Belfinger + Berger, we have received a letter of interests from German banks to provide all of the export credit and loan funding. We are currently conducting negotiations for all of the equity requirements which we believe will be completed in the second quarter of 2002. We may also obtain financing from the individual contractors for the port, power and quarry facilities which would reduce our overall financing needs.

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

We are not currently conducting any research and development activities. We do not anticipate conducting any such activities in the next twelve months. We do not anticipate that we will purchase any significant equipment in the next six to twelve months unless we obtain significant additional capital.

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









                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

                                TABLE OF CONTENTS

                                                                    Page No.
                                                                    --------

INDEPENDENT AUDITORS' REPORT ...................................       14

FINANCIAL STATEMENTS

       Balance Sheet............................................       15

       Statements of Comprehensive (Loss).......................       16

       Statements of Operations.................................       17

       Statement of Stockholders' Equity........................     18 - 23

       Statements of Cash Flows.................................     24 - 25

       Notes to Financial Statements............................     26 - 28

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
Fenway International Inc.



We have audited the accompanying balance sheet of Fenway International Inc. (a Nevada corporation and a Development Stage Company) as of December 31, 2001, and the related statements of comprehensive (loss), operations, stockholders' equity, and cash flows for the years ended December 31, 2001 and 2000, and for the period from May 7, 1984 (date of inception) to December 31, 2001. These financial statements are the responsibilities of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of Fenway International Inc. as of December 31, 2001 and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000 and for the period from May 7, 1984 (date of inception) to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 16 and 17 to the financial statements, the Company has a deficit working capital, has incurred $2,256,357 of development costs and is still developing its cement operations. In addition, the Company must obtain additional financing to continue its development plans. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding this matter are described in Notes 16 and 17. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


Moffitt & Company, P.C.
Scottsdale, Arizona

April 4, 2002

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                                DECEMBER 31, 2001


                                     ASSETS

CURRENT ASSETS
       Cash                                                                      $          814
       G.S.T. refund                                                                        189
                                                                                 --------------
            TOTAL CURRENT ASSETS                                                                  $          1,003

PROPERTY AND EQUIPMENT, NET OF
   ACCUMULATED DEPRECIATION                                                                                  2,876

OTHER ASSETS
       Investments in projects in the Republic of the Philippines                     2,950,800
       Rent security deposit                                                                676
                                                                                 --------------
            TOTAL OTHER ASSETS                                                                           2,951,476
                                                                                                  ----------------
            TOTAL ASSETS                                                                          $      2,955,355
                                                                                                  ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
       Accounts payable $                                                               454,584
       Accrued interest                                                                  78,252
       Notes and loans payable
          Related parties                                                               287,221
          Unrelated parties                                                              77,494
                                                                                 --------------
             TOTAL CURRENT LIABILITIES                                                            $        897,551

STOCKHOLDERS' EQUITY
       Common stock, par value $0.001 per share
            Authorized 100,000,000 shares
            Issued and outstanding - 20,541,122 shares                                   20,541
       Paid in capital                                                                4,293,620
       Deficit accumulated during the development stage                              (2,253,665)
       Accumulated other comprehensive (loss)
          (Primary cumulative translation adjustment)                                    (2,692)
                                                                                 --------------
            TOTAL STOCKHOLDERS' EQUITY                                                                   2,057,804
                                                                                                   ---------------
            TOTAL LIABILITIES AND
              STOCKHOLDERS' EQUITY                                                                 $     2,955,355
                                                                                                   ===============


            See Accompanying Notes and Independent Auditors' Reports.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF COMPREHENSIVE (LOSS)
               FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000 AND
             FOR THE PERIOD FROM MAY 7, 1984 (DATE OF INCEPTION) TO
                                DECEMBER 31, 2001



                                                                       Years Ended               May 7, 1984 (Date
                                                                      December 31,               of Inception) to
                                                                2001              2000           December 31, 2001
                                                          ----------------  -----------------   -----------------
NET (LOSS)                                                $       (561,475) $       (661,610)  $        (2,253,665)

OTHER COMPREHENSIVE INCOME
   (LOSS)
       Foreign currency translation adjustments                     19,779            (5,452)               (2,692)
                                                          ----------------  -----------------   -------------------

NET COMPREHENSIVE (LOSS)                                  $       (541,696)  $      (667,062)           (2,256,357)
                                                          ================  =================   ===================



            See Accompanying Notes and Independent Auditors' Reports.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
               FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000 AND
             FOR THE PERIOD FROM MAY 7, 1984 (DATE OF INCEPTION) TO
                                DECEMBER 31, 2001



                                                        Years Ended            May 7, 1984 (Date
                                                       December 31,            of Inception) to
                                                 2001              2000        December 31, 2001
                                        ---------------  -----------------    -------------------
REVENUE - INTEREST INCOME               $         3,639  $          6,752    $            10,391

DEVELOPMENT COSTS                               565,114           668,362              2,264,056
                                        ---------------  -----------------    -------------------
NET (LOSS)                              $     ( 561,475) $       (661,610)
                                        ===============  =================   $       ( 2,253,665)
                                                                              ===================
NET (LOSS) PER COMMON SHARE

       Basic and diluted                $          (.03) $           (.03)
                                        ================  =================
WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING

       Basic and diluted                     20,430,966        20,286,585
                                        ================  =================






            See Accompanying Notes and Independent Auditors' Reports.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF STOCKHOLDERS' EQUITY
             FOR THE PERIOD FROM MAY 7, 1984 (DATE OF INCEPTION) TO
                                DECEMBER 31, 2001


                                                                 Common Stock
                                                       -------------------------------     Paid In
                                                           Shares            Amount        Capital
                                                       ---------------  --------------  ---------------
BALANCE, MAY 7, 1984
   (DATE OF INCEPTION)                                               0  $            0  $             0

      Issuance of common stock for
         mineral lease (unknown value)
         and expenses at $.005 -
         May 7, 1984                                           600,000             600            2,400
      Issuance of common stock for
         cash at $.267 - May 7, 1984                             8,610               9            2,287
      Net (loss) for the period ended
         December 31, 1984                                           0               0                0
                                                       ---------------  --------------  ---------------
BALANCE, DECEMBER 31, 1984                                     608,610             609            4,687

      Issuance of common stock for
         services at $.267 -
         February 3, 1985                                        9,000               9            2,391
      Issuance of common stock for
         cash at $.267 - February 3, 1985                       96,480              96           25,632
      Net (loss) for the year ended
         December 31, 1985                                           0               0                0
                                                       ---------------  --------------  ---------------
BALANCE, DECEMBER 31, 1985                                     714,090             714           32,710
                                                       ---------------  --------------  ---------------
BALANCE, DECEMBER 31, 1996                                     714,090             714           32,710

      Contribution to capital -
         expenses                                                    0               0            3,600
      Net (loss) for the year ended
         December 31, 1997                                           0               0                0
                                                       ---------------  --------------  ---------------
BALANCE, DECEMBER 31, 1997                                     714,090             714           36,310

      Contribution to capital -
         expenses                                                    0               0            1,300
      Issuance of common stock
         for cash
         $.01 - May 29, 1998                                 2,000,000           2,000           18,000
         $.01 - June 9, 1998                                 9,000,000           9,000           81,000



            See Accompanying Notes and Independent Auditors' Reports.

                                            Deficit
                                         Accumulated        Accumulated
                     Advances              During the         Other
                     On Stock            Development        Comprehensive
                   Subscriptions            Stage             (Loss)
                   ---------------    --------------    ---------------

                    $            0    $            0    $          0


                                 0                 0               0

                                 0                 0               0

                                 0           ( 5,296)              0
                   ---------------    --------------    ---------------

                                 0           ( 5,296)              0


                                 0                 0               0

                                 0                 0               0

                                 0          ( 28,128)              0
                   ---------------    --------------    ---------------
                                 0          ( 33,424)              0
                   ---------------    --------------    ---------------

                                 0          ( 33,424)              0


                                 0                 0               0

                                 0           ( 3,600)              0
                   ---------------    --------------    ---------------

                                 0          ( 37,024)              0


                                 0                 0               0


                                 0                 0               0
                                 0                 0               0



            See Accompanying Notes and Independent Auditors' Reports.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF STOCKHOLDERS' EQUITY( CONTINUED)
             FOR THE PERIOD FROM MAY 7, 1984 (DATE OF INCEPTION) TO
                                DECEMBER 31, 2001



                                                                     Common Stock
                                                       ---------------------------------------        Paid In
                                                              Shares              Amount               Capital
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




            See Accompanying Notes and Independent Auditors' Reports.

                                   Deficit
                                  Accumulated            Accumulated
             Advances             During the               Other
             On Stock             Development          Comprehensive
          Subscriptions            Stage                  (Loss)
         -----------------    -----------------    -----------------

         $               0    $               0    $               0

                         0                    0                    0
                         0                    0                    0

                         0            ( 370,360)                   0
         -----------------    -----------------    -----------------
                         0            ( 407,384)                   0

                         0                    0                    0
                         0                    0                    0
                         0                    0                    0
                         0                    0                    0
                         0                    0                    0
                         0                    0                    0
                         0                    0                    0
                         0                    0                    0
                         0                    0                    0
                         0                    0                    0
                         0                    0                    0
                    24,221                    0                    0
                         0                    0                    0
                  ( 24,221)                   0                    0

                         0                    0             ( 17,019)

                         0            ( 623,196)                   0
         -----------------    -----------------    -----------------

                         0          ( 1,030,580)            ( 17,019)



            See Accompanying Notes and Independent Auditors' Reports.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF STOCKHOLDERS' EQUITY( CONTINUED)
             FOR THE PERIOD FROM MAY 7, 1984 (DATE OF INCEPTION) TO
                                DECEMBER 31, 2001


                                                                           Common Stock
                                                             ---------------------------------------         Paid In
                                                                    Shares              Amount               Capital
                                                             ------------------  -------------------  ---------------------
        Issuance of common stock for cash
           $1.50 - March 6, 2000, net of cost                          228,000   $              228   $            339,772
           $1.50 - May 29, 2000                                        100,000                  100                149,900
        Issuance of common stock for finder's fee
           $.75 - November 13, 2000                                      6,667                    7                  4,994
        Cumulative currency translation adjustment                           0                    0                      0
        Net (loss) for the year ended
           December 31, 2000                                                 0                    0                      0
                                                             ------------------  -------------------  ---------------------
BALANCE, DECEMBER 31, 2000                                          20,371,808               20,372              4,207,289

        Issuance of common stock for cash
           $.50 - July 27, 2001                                           7,000                    7                  3,493
           $.50 - August 2, 2001                                         20,000                   20                  9,980
           $.75 - August 2, 2001                                          3,980                    4                  2,996
           $.50 - August 19, 2001                                       100,000                  100                 49,900
           $.50 - August 21, 2001                                        10,000                   10                  4,990
           $.50 - August 21, 2001                                        20,000                   20                  9,980
           $.75 - September 24, 2001                                      3,334                    3                  2,497
        Issuance of common stock for interest
           $.50 - August 14, 2001                                         5,000                    5                  2,495
        Cumulative currency translation adjustment                            0                    0                      0
        Net (loss) for the year ended
           December 31, 2001                                                  0                    0                      0
                                                             ------------------  -------------------  ---------------------
BALANCE, DECEMBER 31, 2001                                        20,541,122     $            20,541  $           4,293,620
                                                             ==================  ===================  =====================


            See Accompanying Notes and Independent Auditors' Reports.

                                     Deficit
                                   Accumulated               Accumulated
              Advances             During the                  Other
             On Stock              Development              Comprehensive
            Subscriptions             Stage                    (Loss)
          -----------------     ------------------    -------------------

          $               0    $                0    $                 0
                          0                     0                      0

                          0                     0                      0
                          0                     0                ( 5,452)

                          0             ( 661,610)                     0
          -----------------     ------------------    -------------------

                          0           ( 1,692,190)              ( 22,471)


                          0                     0                      0
                          0                     0                      0
                          0                     0                      0
                          0                     0                      0
                          0                     0                      0
                          0                     0                      0
                          0                     0                      0

                          0                     0                      0
                          0                     0                 19,779

                          0             ( 561,475)                     0
          -----------------     ------------------    -------------------
          $               0    $      ( 2,253,665)   $           ( 2,692)
          =================    ==================    ===================



            See Accompanying Notes and Independent Auditors' Reports.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000 AND
             FOR THE PERIOD FROM MAY 7, 1984 (DATE OF INCEPTION) TO
                                DECEMBER 31, 2001

                                                                             Years Ended               May 7, 1984 (Date
                                                                            December 31,                of Inception to
                                                                      2001              2000           December 31, 2001
                                                                ----------------  -----------------    -----------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
       Net (loss)                                               $      ( 561,475)                      $        (661,610)
                                                                                  $       (2,253,665)
       Adjustments to reconcile net (loss)
       to net cash (used) by operating activities:
             Depreciation                                                    919               1,235               4,349
             Issuance of common stock for interest
                and services                                               2,500                   0              11,500
             Common stock issued for finder's fees                             0               5,001               5,001
       Changes in operating assets and liabilities:
          Cash-held in lawyer's trust account                                  0                  0              118,578
          Interest receivable                                                  0                  0               (1,867)
          Accounts receivable                                                  0                  0               14,677
          G.S.T. tax refund                                                  795                727                 (189)
          Accounts payable                                               259,741             54,376              395,930
          Accrued liabilities                                             34,653             18,821               78,252
          Security deposits                                                3,674               (717)               2,957
                                                                ----------------  -----------------    -----------------
          NET CASH (USED) BY OPERATING
             ACTIVITIES                                                 (259,193)          (582,167)          (1,624,477)
                                                                ----------------  -----------------    -----------------
CASH FLOWS FROM INVESTING
   ACTIVITIES:
       Investment in projects in the Philippines                          (5,632)           10,732               (19,089)
       Purchases of property and equipment                                     0              (238)                 (238)
                                                                ----------------  -----------------    -----------------
          NET CASH (USED) PROVIDED BY
             INVESTING ACTIVITIES                                        ( 5,632)           10,494               (19,327)
                                                                ----------------  -----------------    -------------------
CASH FLOWS FROM FINANCING
   ACTIVITIES:
       Proceeds from issuance of common stock                             84,000            490,000            1,378,145
       Proceeds from short term notes                                    149,603             77,456              269,165
                                                                ----------------  -----------------    -------------------
          NET CASH PROVIDED BY FINANCING
             ACTIVITIES                                                  233,603           567,456             1,647,310
                                                                ----------------  -----------------    -----------------
EFFECT OF EXCHANGE RATE CHANGES
   ON CASH AND CASH EQUIVALENTS                                 $         19,779  $         (5,452)    $          (2,692)
                                                                ----------------  -----------------    -----------------




            See Accompanying Notes and Independent Auditors' Reports.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF CASH FLOWS (CONTINUED)
               FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000 AND
             FOR THE PERIOD FROM MAY 7, 1984 (DATE OF INCEPTION) TO
                                DECEMBER 31, 2001

                                                                             Years Ended                May 7, 1984 (Date
                                                                            December 31,                of Inception to
                                                                      2001              2000            December 31, 2001
                                                                ----------------  -----------------    -----------------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                         $        (11,443) $         (9,669)    $            814

CASH AT BEGINNING OF PERIOD                                               12,257            21,926                    0
                                                                ----------------  -----------------    -----------------
CASH AT END OF PERIOD                                           $            814  $         12,257     $            814
                                                                ===============   =================    =================
SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION

       Interest paid                                            $              0  $          3,372     $          3,372
                                                                ================  =================    =================
       Taxes paid                                               $              0  $              0     $              0
                                                                ================  =================    =================
SCHEDULE OF NON-CASH INVESTING
   AND FINANCING ACTIVITIES

       Issuance of 400,000 shares of common
          stock for mineral lease (unknown value)
          and expenses - 1984                                   $              0  $              0     $           3,000
                                                                ================  =================    =================
       Issuance of common stock for finder's fees               $              0  $          5,001     $           5,001
                                                                ================  =================    =================
       Issuance of common stock and capital
          contributions for interest and services               $          2,500  $              0     $          11,500
                                                                ================  =================    =================
       Issuance of 7,644,067 shares of stock for
          Fenway Resources Ltd.- August 31, 1998               $               0  $              0     $       2,918,215
                                                                ================  =================    =================



            See Accompanying Notes and Independent Auditors' Reports.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


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

                        Cash and Cash Equivalents
                        -------------------------

                        For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

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


            See Accompanying Notes and Independent Auditors' Reports.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


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

              Net (Loss) Per Share
              --------------------

              The Company adopted Statement of Financial Accounting Standards No. 128 that requires the reporting of both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with FASB 128, any anti-dilutive effects on net income (loss) per share are excluded.

              Disclosure About Fair Value of Financial Instruments
              ----------------------------------------------------

              The Company estimates that the fair value of all financial instruments at December 31, 2001 and 2000 as defined in FASB 107 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgement is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

              Long-Lived Assets
              -----------------

              Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value. This standard did not have a material effect on the Company's results of operations, cash flows or financial position.

              Foreign Currency Translation
              ----------------------------

              The financial statements are measured using the local currency as the functional currency. Assets, liabilities and equity accounts of the Company are translated at exchange rates as of the balance sheet date or historical acquisition date, depending on the nature of the account.



            See Accompanying Notes and Independent Auditors' Reports.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

             Foreign Currency Translation (Continued)
             ----------------------------------------

              Revenues and expenses are translated at average rates of exchange in effect during the year. The resulting cumulative translation adjustments have been recorded as a separate component of stockholders' equity. Foreign currency transaction gains and losses are included in net income. Transaction gains/losses were not material. The financial statements are presented in United States of America dollars.

             Recent Accounting Pronouncements
             --------------------------------

             In June 2001, the FASB issued the following statements:

                      FASB 141 - Business combinations
                      FASB 142 - Goodwill and other intangible assets
                      FASB 143 - Accounting for asset retirement obligations FASB 144 - Accounting for the impairment or disposal of long-lived assets

              These FASB statements did not have a material impact on the Company's financial position or results of operations.

NOTE 2 DEVELOPMENT STAGE OPERATIONS

              As of December 31, 2001, the Company was in the development stage of operations. According to the Financial Accounting Standards Board of the Financial Accounting Foundation, a development stage Company is defined as a company that devotes most of its activities to establishing a new business activity. In addition, planned principal activities have not commenced, or have commenced and have not yet produced significant revenue.

              The Company expensed $565,114 and $668,362 of development costs for the years ended December 31, 2001 and 2000, respectively, and $2,264,056 from May 7, 1984 (date of inception) to December 31, 2001.

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



            See Accompanying Notes and Independent Auditors' Reports.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE 3 INVESTMENT IN PALCAN MINING AND CEMENT CORPORATIONS

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

              D.       Subscribers and issued capital

                       25% of the authorized capital stock has been subscribed and at least 25% of the total subscription has been paid as follows:

                                                       Number of
                                                        Shares               Amount               Amount
                                    Name              Subscribed           Subscribed              Paid
                       -----------------------    -----------------     ----------------     ----------------
                       Rene E. Cristobal                         200    p        200,000    p        50,000
                       Carlos A. Fernandez                       150             150,000             37,500
                       Dativa C. Dimaano-
                          Sangalang                              250             250,000             62,500
                       Arthur Leonard Taylor                       1               1,000              1,000
                       Herbert John Wilson                         1               1,000              1,000
                       Fenway International Inc.                 398             398,000            398,000
                                                  -----------------     ----------------    ----------------
                                                               1,000    p      1,000,000    p       550,000
                                                  ==================    ================    ===============

              E. The primary purpose of this corporation is to hold the mineral claims of Central Palawan Mining and Ind. Corp. ("CPMIC"), Palawan Star Mining Ventures, Inc. ("PSMVI") and Pyramid Hill Mining & Ind. Corp. ("PHMIC"), their respective MPSA's, ECC's and quarry shale and limestone and any other commercial minerals found on the property and to buy, sell, on whole basis only, exchange or otherwise produce and deal in all kinds of minerals and in their products and by-products of


            See Accompanying Notes and Independent Auditors' Reports.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE 3 INVESTMENT IN PALCAN MINING AND CEMENT CORPORATIONS (CONTINUED)

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

              B.       Incorporators and directors

                       Names and nationalities of the incorporators and directors are as follows:

                                    Name                 Nationality
                         ----------------------------   -------------
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

              D.       Subscribers and issued capital

                       The subscribers to the capital stock and the amounts paid-in to their subscriptions are as follows:

                                                      Number of
                                                       Shares               Amount             Amount
                               Name                  Subscribed           Subscribed           Paid
                       ---------------------      ----------------        ------------    ---------------
                       Rene E. Cristobal                       170  p          170,000  p         42,500
                       Carlos A. Fernandez                     150             150,000            37,500
                       Dativa C. Dimaano-
                          Sangalang                            180             180,000            45,000



            See Accompanying Notes and Independent Auditors' Reports.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE 3 INVESTMENT IN PALCAN MINING AND CEMENT CORPORATIONS (CONTINUED)

                                                      Number of
                                                       Shares               Amount            Amount
                              Name                   Subscribed           Subscribed           Paid
                       ---------------------      ------------------   ------------------  ----------------
                       Laurie G. Maranda                           1               1,000             1,000
                       Robert George Muscroft                      1               1,000             1,000
                       Arthur Leonard Taylor                       1               1,000             1,000
                       Herbert John Wilson                         1               1,000             1,000
                       Fenway International Inc.               4,496           4,496,000          4,496,000
                                                  ------------------   ------------------  ----------------

                                                               5,000   p       5,000,000  p       4,625,000
                                                  ==================   ==================  ================

              E.       Foreign Investments Act of 1991

                       The Company has applied to do business under the Foreign Investments Act of 1991, as amended by RA8179, with 90% foreign equity, with the intention to operate an export enterprise with the primary purpose of cement manufacturing.

              F.       Lease with Palcan Cement Corporation

                       1.  The term of the lease is for five years
                           commencing on April 1, 2001 and expiring on March 31, 2006. As of December 31, 2001, they have not moved into the building or commenced the lease. They will move into the premises once they obtain their bridge loan financing.
                       2. Gross monthly rentals are $1,918 USD net of a 10% VAT with a 5% increase in the third year until the expiration of the term of the lease.
                       3. A security deposit of $6,330 USD payable upon signing the lease contract.
                       4.  A deposit of three months rentals $6,330
                           USD, which will be adjusted yearly based on the value of the money of the rental.

              Future   minimum lease rentals in USD are as follows:

                           December 31, 2002        $     23,016
                           December 31, 2003              23,016
                           December 31, 2004              23,016
                           December 31, 2005              23,016
                           December 31, 2006               7,672
                                                    ------------
                                                    $     99,736
                                                    ============

            See Accompanying Notes and Independent Auditors' Reports.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE 4 INVESTMENT IN THE REPUBLIC OF PHILIPPINES -  CONSORTIUM AGREEMENT

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



            See Accompanying Notes and Independent Auditors' Reports.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE 4 INVESTMENT IN THE REPUBLIC OF PHILIPPINES - CONSORTIUM AGREEMENT (CONTINUED)

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

              G.       Share Options and Warrants

                       I. The Consortium members will have options to purchase Fenway shares, subject to regulatory approvals, as follows:

                                           CPMIC                      PALAWAN STAR         PYRAMID HILL
                                -------------------------------       ------------    -----------------
                                Nine hundred thousand shares     1 million shares          4 million shares
                                @ CDN $2.00/sh                   @ CDN $4.00/sh@ CDN $2.00/sh
                                with 1:1 warrant                 1 million shares
                                @ CDN $3.00/sh                   @ CDN $5.00/sh
                                exercisable at any time          exercisable at any time

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



            See Accompanying Notes and Independent Auditors' Reports.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE 4 INVESTMENT IN THE REPUBLIC OF PHILIPPINES - CONSORTIUM AGREEMENT (CONTINUED)

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

            See Accompanying Notes and Independent Auditors' Reports.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


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

NOTE 6 PROPERTY AND EQUIPMENT

              The components of the property and equipment are as follows:


                       Office equipment                        $        6,427
                       Computers                                        5,360
                                                               --------------
                                Total cost                             11,787

                       Less accumulated depreciation                    8,911
                                                               --------------
                                Total property and equipment   $        2,876
                                                               ==============



            See Accompanying Notes and Independent Auditors' Reports.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE 6 PROPERTY AND EQUIPMENT (CONTINUED)

              Depreciation expense for the years ended December 31, 2001 and 2000 amounted to $919 and $1,235, respectively.

NOTE 7 INCOME TAXES

                                                                         December 31,        December 31,
                                                                             2001               2000
                                                                    ------------------    ----------------
              (Loss) before income taxes                            $        ( 561,475)   $      ( 661,610)
                                                                    ------------------    ----------------

              The provision for income taxes is estimated as follows:
                       Currently payable                            $                0    $              0
                                                                    ------------------    ----------------
                       Deferred                                     $                0    $              0
                                                                    ------------------    ----------------
              A reconciliation of the provision for income taxes
                compared with the amounts at the Federal Statutory and
                Foreign Income Tax Rates is as follows:
                       Tax at Federal Statutory
                          Income Tax Rates                          $                0    $              0
                                                                    ------------------    ----------------
                       Tax at Foreign Income Tax Rates              $                0    $              0
                                                                     ------------------    ----------------
              Deferred income tax assets and liabilities reflect the
                impact of temporary differences between amounts of
                assets and liabilities for financial reporting
                purposes and the basis of such assets and liabilities
                as measured by tax laws.

                       The net deferred tax asset is:               $                0    $              0
                                                                    ------------------  ------------------
                       The net deferred tax liability is:           $                0    $              0
                                                                    ------------------  ------------------
              Temporary differences and carry forwards that give rise
                to deferred tax assets and liabilities include the
                following:
                                                                                Deferred Tax at
                                                                               December 31, 2001
                                                                    --------------------------------------
                                                                            Assets              Liabilitie
                                                                    --------------------  ----------------
                       Net operating losses                         $          559,300    $              0

                       Valuation allowance                                     559,300                   0
                                                                    --------------------  ----------------
                       Total deferred taxes                         $                0    $              0
                                                                    ====================  ================




            See Accompanying Notes and Independent Auditors' Reports.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE 7 INCOME TAXES (CONTINUED)

              A reconciliation of the valuation allowance is as follows:

                                                                  December 31,
                                                                     2001
                                                             ------------------

                       Balance, beginning of year            $          310,200

                       Addition for the year                            249,100
                                                             ------------------
                       Balance, end of year                  $          559,300
                                                             ==================

NOTE 8 NET OPERATING LOSS CARRYFORWARDS


              The Company has the following net operating loss carryforwards:

                     Tax Year                Amount          Expiration date
                ----------------      ----------------      -----------------
                December 31, 1987     $          3,600      December 31, 2001
                December 31, 1998              370,360      December 31, 2018
                December 31, 1999              640,216      December 31, 2019
                December 31, 2000              661,611      December 31, 2020
                December 31, 2001              561,475      December 31, 2021
                                      ----------------
                                      $      2,237,262
                                      ================

NOTE 9 ACCOUNTS PAYABLE

              The components of accounts payable are as follows:

                                                                    2001
                                                               ---------------
                Unrelated                                      $       164,027
                Related                                                290,557
                                                               ---------------

                    Total                                      $       454,584
                                                               ===============

NOTE 10 SHORT-TERM NOTES AND LOANS PAYABLE

                Related parties
                                                                  December 31,
                                                                     2001
                                                               ---------------
                Unsecured, 12% note dated June 3, 1998
                for $150,000 Canadian dollars.  There is
                no due date on the note.                       $      94,275




            See Accompanying Notes and Independent Auditors' Reports.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE 10 SHORT-TERM NOTES AND LOANS PAYABLE (CONTINUED)

                                                                             December 31,
                                                                                 2001
                                                                           --------------
              Unsecured, 12% note dated September 28,
              1998 for $50,000 Canadian dollars.  There
              is no due date on the note.                                  $       31,425

              Eight unsecured loans dated between July 2000 and
              August 1, 2001 for $22,000, $120, $1,000, $4,000,
              $2,000, $400 and $500 Canadian dollars and $12,000
              United States dollars. The loans earn interest at
              10% and there are no due dates
              on these loans.                                                      30,868

              Four unsecured loans dated between September 14,
              2000 and February 26, 2001 for $6,000 Canadian
              dollars, which earn interest at 12% and $5,000,
              $4,000 and $2,000 Canadian dollars, which earn
              interest at 10%. There are no due
              dates on these loans.                                                10,684

              Two unsecured notes dated October 18, 2000 and
              December 19, 2000 for $25,000 and $50,000 United
              States dollars. The loans bear interest at 10% and
              are due on April 18, 2001. The lender received
              3,334 shares of common stock of the Company plus
              two year warrants to acquire
              25,000 shares of the Company stock at $1.75.                         75,000

              Unsecured, 10% loan dated December 12, 2000
              for $2,000 Canadian dollars.  There is no due
              date on the loan.                                                     1,257

              Unsecured, 10% loan dated December 22, 2000
              for $25,000 Canadian dollars.  There is no due
              date on the loan.                                                    15,712

              Unsecured, 12% loan dated March 12, 2001 for
              $25,000 United States dollars.  There is no due
              date on the loan.                                                    25,000




            See Accompanying Notes and Independent Auditors' Reports.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE 10                 SHORT-TERM NOTES AND LOANS PAYABLE (CONTINUED)

                                                                                                            December 31,
                                                                                                               2001
                                                                                                        -----------------
              Unsecured, 20% loan dated October 30, 2001 for $2,000 United
              States dollars. Unsecured 20% loan dated December 13, 2001 for
              $1,000 United States dollars. The loans are due in 90 days from the loan date. Further terms extended for three month with interest at 40% and maturing in six months. If the Company fails to pay the obligation the Company must deliver shares valued at
              $.15 United States dollars per share for the total amount of
              principal and interest.                                                                   $         3,000

              Unrelated parties

              Unsecured, 12% loan dated November 19, 1999 for $25,000 United
              States dollars. The note does not have a due date.                                                 25,000

              Unsecured 8.51% note dated July 4, 2000 for $10,000 Canadian dollars. There is a transaction fee of 10% ($1,000 Canadian
              dollars). The loan does not have a due date.                                                        6,913

              Unsecured, 15% loan dated April 27, 2001 for $45,000 Canadian
              dollars. The loan does not have a due date.                                                        33,939

              Unsecured, 10% loan dated August 1, 2001 for $5,000 United States dollars. A share bonus of 10% ($500 United States dollars) is included in the loan balance. The lender received 2,500 warrants
              for two years exer-cisable at $.75 United States dollars per share.                                 5,500

              Unsecured 10% loan dated November 15, 2001 for $3,000 United
              States dollars. The loan does not have a due date.                                                  3,000





            See Accompanying Notes and Independent Auditors' Reports.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE 10 SHORT-TERM NOTES AND LOANS PAYABLE (CONTINUED)

                                                                                                          December 31,
                                                                                                              2001
                                                                                                        -----------------
              Unsecured 20% loan dated December 20, 2001 for $5,000 Canadian dollars. If the loan is repaid on or before March 20, 2002, a cash bonus of 20% of the principal ($1,000 Canadian dollars) is due. If the loan is repaid after March 20, 2002, a bonus of 20% of the principal amount to be taken in cash or Fenwayshares at $.15
              Canadian dollars per share at lender's option.                                            $         3,142
                                                                                                        -----------------
                                                                                                        $       364,715
                                                                                                        =================

NOTE 11 STOCK OPTIONS

              The Company has stock options outstanding at December 31, 2001 as follows:

                          Number of          Exercise            Expiration
                           Shares             Price                 Date
                     ----------------   -----------------   ------------------
                            3,416,926       US $3.00              July 4, 2004
                              400,000       US $3.00             July 31, 2004
                              350,000       US $1.75        September 28, 2002
                               25,000       US $1.75          October 20, 2002
                              200,000       US $3.00          December 1, 2004
                               25,000       US $1.75           January 8, 2003
                              200,000       US $3.00            August 1, 2004
                     ----------------   -----------------
                            4,616,926
                     ================

              At December 31, 2001 the Company had a stock-based compensation plan under which options were granted to employees and outside directors. The Company measures the compensation cost for these plans using the intrinsic value method of accounting prescribed by APB Opinion No. 25 (Accounting for Stock Issued to Employees). Given the terms of the Company's plans, no compensation cost has been recognized for its stock option plan.





            See Accompanying Notes and Independent Auditors' Reports.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE 11 STOCK OPTIONS (CONTINUED)

              The Company's reported net (loss) and (loss) per share would have been increased had compensation costs for the Company's stock-based compensation plan been determined using the fair value method of accounting as set forth in SFAS No. 123 (Accounting for Stock-based Compensation). For purposes of estimating the fair value disclosures below, the fair value of each stock option has been estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%; expected volatility of 50%; risk-free interest rate of between 6.288% and 5.966%: and expected lives of five to seven years.

              Had compensation costs for the Company's plan been determined based on the fair value at the grant date consistent with the method of FASB Statement 123, the Company's net (loss) and (loss) per share at December 31, 2001 would have been as indicated below:

                                                        December 31, 2001                December 31, 2000
                                                    -----------------------         ---------------------------
                                                    As Reported    Pro Forma        As Reported       Pro Forma
                                                    -----------    ---------        -----------       ---------
                   Net (loss)                    $   (561,475)   $   (706,613)    $   (661,610)     $  (835,070)

                   (Loss) per share attribute-
                      able to common stock$             ( .03)          ( .03)    $      ( .03)     $     ( .04)

              A summary of the all options is as follows:

                   Balance at beginning of year     4,341,926                        4,016,926
                   Options issued                     275,000                          525,000
                   Options exercised                        0                                0
                   Options canceled                         0                         (200,000)
                                                ---------------                     -----------

                   Balance at end of year           4,616,926                        4,341,926
                                                ===============                     ===========

              Information regarding stock options outstanding as of December 31 is as follows:

                                                           2001                    2000
                                                   --------------------    --------------------
              Price range                              $.50 - $3.00            $1.75 - $3.00

              Weighted average exercise price              $3.00                   $2.91
              Weighted average remaining
                 contractual life                    2 years, 7 months       3 years, 9 months



            See Accompanying Notes and Independent Auditors' Reports.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE 12 STOCK WARRANTS

              The following warrants are outstanding and applicable to investment in projects in Republic of the Philippines:

              Warrants outstanding as of December 31, 2001.

                      45,750    Shares at a price of Canadian $5.50 per share if
                                exercised on or before December 5, 2002
                      25,250    Shares at a price of Canadian $5.50 per share if
                                exercised on or before February 25, 2002
                      28,901    Shares at a price of Canadian $5.50 per share if
                                exercised on or before May 29, 2002
                      25,000 Shares at a price of Canadian $5.50 per share if exercised on or before June 2, 2002
                      27,000 Shares at a price of Canadian $5.50 per share if exercised on or before June 6, 2002
                      2,128 Shares at a price of United States $4.00 per share if exercised on or before October 26, 2002
                      670 Shares at a price of United States $4.00 per share if exercised on or before October 26, 2002
                      65,000 Shares at a price of United States $4.00 per share if exercised on or before June 10, 2002
                      32,000 Shares at a price of United States $4.00 per share if exercised on or before November 2, 2002
                      25,000 Shares at a price of United States $3.00 per share if exercised on or before November 9, 2002
                      3,000 Shares at a price of United States $3.00 per share if exercised on or before November 9, 2002
                      7,000 Shares at a price of United States $3.00 per share if exercised on or before December 3, 2002
                      11,112 Shares at a price of United States $3.00 per share if exercised on or before December 13, 2002
                      228,000 Shares at a price of United States $3.00 per share if exercised on or before March 6, 2002
                      100,000 Shares at a price of United States $3.00 per share if exercised on or before May 29, 2002
                      10,000 Shares at a price of Canadian $5.50 per share if exercised on or before December 5, 2002
                      2,500 Shares at a price of United States $0.75 per share if exercised on or before September 30, 2003
                      40,000 Shares at a price of United States $0.50 per share if exercised on or before July 26, 2003



            See Accompanying Notes and Independent Auditors' Reports.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000



NOTE 12 STOCK WARRANTS (CONTINUED)

                      7,000 Shares at a price of United States $0.50 per share if exercised on or before July 27, 2003
                      3,980 Shares at a price of United States $0.50 per share if exercised on or before July 31, 2003
                      5,000 Shares at a price of United States $0.50 per share if exercised on or before August 8, 2003
                      10,000 Shares at a price of United States $0.75 per share if exercised on or before August 14, 2003
                      100,000 Shares at a price of United States $0.75 per share if exercised on or before August 22, 2003
                      804,291

NOTE 13 INTEREST EXPENSE

              The Company incurred interest expense of $33,976 and $18,626 for the years ended December 31, 2001 and 2000, respectively.

NOTE 14 OPERATING LEASES

              The Company is leasing office facilities in Vancouver, British Columbia, Canada and Manila, Philippines as follows:

              Manila - See Note 3 investment in Palcan Mining and Cement Corporation

              Vancouver
                    3 year lease commencing March 1, 2001 Monthly rental of
                   $1,173 (Canadian dollars) plus occupancy costs

              Future minimum lease payments, in Canadian dollars, are as follows:

                     December 31, 2002                        $          14,079
                     December 31, 2003                                   14,079
                     December 31, 2004                                    2,347
                                                               ----------------
                                                              $          30,505
                                                               ================

              Rent expense for the years ended December 31, 2001 and 2000 was $39,964 and $39,511, respectively.






            See Accompanying Notes and Independent Auditors' Reports.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE 15 CONTINGENT EMPLOYMENT CONTRACTS

              The Company is in the process of renegotiating certain employment contracts that expired on August 31, 2000 and became effective only in the event of an unfriendly or hostile take over.

NOTE 16 GOING CONCERN

              These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has a deficit working capital, has incurred development losses of $2,256,357 from inception and needs financing to develop the cement operations. These factors raise substantial doubt as to the Company's ability to continue as a going concern.

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

NOTE 18 SUBSEQUENT EVENTS

              The Company issued the following shares of common stock:

                  January 8, 2002 - 300,000 shares for $60,000 plus warrants to acquire 300,000 shares at $.35. The warrants expire on January 8, 2003

                  March 28, 2002 - 30,000 shares for $9,000 plus 30,000 warrants to acquire 30,000 shares at $.50. The warrants expire on March 28, 2004.

            See Accompanying Notes and Independent Auditors' Reports.
Item 8.  Changes in and Disagreements with Accountants.
-------------------------------------------------------

There have been no changes in or disagreements with the Company's accountants since our formation required to be disclosed pursuant to Item 304 of Regulation S-B.

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

Our directors and principal executive officers are as specified on the following table:

============================= ============ ===================================
Name                              Age      Position
----------------------------- ------------ -----------------------------------
Herbert John Wilson               61       President, Director
----------------------------- ------------ -----------------------------------
Arthur Leonard Taylor             72       Secretary, Vice President, Director
----------------------------- ------------ -----------------------------------
Robert George Muscroft            73       Vice President, Director
----------------------------- ------------ -----------------------------------
Rene Cristobel                    66       Director
----------------------------- ------------ -----------------------------------
Carlos A. Fernandez               61       Director
============================= ============ ===================================


Herbert John Wilson is our President and one of our directors. Mr. Wilson graduated from the University of British Columbia in 1962 with a Bachelor of Science degree in Agriculture. Beginning in 1962, Mr. Wilson worked for the Government of Canada Soil Survey Division as an assistant Soil Surveyor and Chemist. In 1963, Mr. Wilson accepted a position with MacMillan Bloedel Ltd., Port Alberni Pulp and Paper Division, as an Industrial Chemist. In 1964, Mr. Wilson enrolled in the graduate studies program at the University of British Columbia, where he studied soil science and plant physiology. From 1965 to 1973, Mr. Wilson was employed by Placer Development Ltd., as the Chief Geochemist. In 1973, Mr. Wilson began working for Hallmark Resources Ltd. and Ramm Venture Corporation as Chairperson and Managing Director, respectively. He was also the mine manager for Hallmark's quarry and gold prospect at Bullhead City, Arizona and Cronin Mine at Smithers in British Columbia. Mr. Wilson became President and a director of Ramm Venture Corporation in 1987 and was responsible for acquisition and development of silver, zinc and copper prospects at Houston and British Columbia. Mr. Wilson was the Chief Executive Officer and a director of Fenway Resources Ltd., a British Columbia corporation, from June 1, 1990, until June 10, 1998 when Fenway Resources Ltd., a British Columbia corporation, was domesticated in the State of Delaware as a Delaware corporation. Mr. Wilson iss the Chief Executive Officer and a director of Fenway Resources Ltd., a Delaware corporation, whose assets were acquired by the Company in August 1998.

Arthur Leonard Taylor is our Secretary, a Vice President and one of our directors. In 1952, Mr. Taylor became a Chartered Accountant in the Province of British Columbia with Price Waterhouse. In 1954, he enrolled in the Executive Development Program at the University of British Columbia. From 1952 to 1957, Mr. Taylor worked as a Staff Accountant with Scott Paper Inc. in Philadelphia. He then became the Senior Financial Analyst for MacMillan Bloedel. In 1960, Mr. Taylor became the Vice President of Operations for McDonald's Drive-In Restaurants. From 1963 to 1971, Mr. Taylor was the Executive Vice President and General Manager of Burke's World-Wide Travel Ltd. From 1973 to 1981, he worked for Global Travel Computer Ltd., as Vice President. In 1981, Mr. Taylor accepted a position as a Consultant for Ramm Venture Corporation and Hallmark Resources Inc. In 1983, he became Vice President and Director of Franchising for Marlin Travel in Vancouver, British Columbia. Mr. Taylor was the President of Alliance of Canadian Travel Associations from 1991 to 1992, then became President of the Universal Federation of Travel Agents Association. Mr. Taylor was the Secretary, a Vice President and a director of Fenway Resources Ltd., a British Columbia corporation, from February 10, 1992 until June 10, 1998 when Fenway Resources Ltd., a British Columbia corporation, was domesticated in the State of Delaware as a Delaware corporation. Mr. Taylor was the Secretary and a director of Fenway Resources Ltd., a Delaware corporation, whose assets were acquired by the Company in August 1998. Mr. Taylor is currently the President of Ramm Venture Corporation.

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

Carlos A. Fernandez is one of our directors. Dr. Fernandez earned a Bachelor of Political Science, History and Government from the Philippine Normal College in 1960 and a Master of Arts in Anthropology and Sociology from Ateneo de Manila in 1967. In 1969, he enrolled in the University of California and graduated in 1969 with a Master of Arts in Social Anthropology. Dr. Fernandez completed his doctoral studies in 1974 in Social Anthropology. He then received a Master of Science in Rural Policy and Regional Planning from the Institute of Social Studies, The Hague, Netherlands. His fellowships for post graduate work include:
Small Holder Agriculture and Food Security, University of Paris, Sorbonne, 1996; Rural Policy of the Year 2000, Land Reform Training Institute, Taiwan 1993; Highland Agricultural Policy and Plans, International Center for Mountain Development, Nepal 1990; Managing Farming Systems Research, University of Florida 1989; Museology, City Museum of Venice (1978); and Mexico Museum of Anthropology, 1986. In addition to the above, Dr. Fernandez has chaired numerous committees on agricultural and development programs including: 1996 Planning Adviser for the Livelihood Components Banati Say Conservation and Rehabilitation Joint Project of 3 Municipalities of Iloilo; 1996 Chairman of the Oversight Committee for the Mt. Apo National Park And Interagency Technical Study and Policy Team of Mt. Apo National Park, organized by the Southern Mindanao Regional Agriculture Program, Davao City (1991-1996); 1996 Planning Adviser to the Sarangani Provincial government Regional Museum for Culture and Natural Heritage, Alabel, Sarangani Province; 1996 Planning and Social Development Specialist Advisor for the Mangrove and Coastal Marine Ecosystem: The Case of Bohol Small Island Ecosystem Project, European Union, Pitogo, Tagbilaran, Bohol; and 1996 Planning Specialist/Advisor to the Mangrove Project Small Islands Ecosystems Project-European Union, Guirnaras. Dr. Fernandez has written papers on Anthropology and Sociology and on Rural and Regional Planning. He has participated in and conducted numerous training and educational programs, mostly in his specialties of agriculture, anthropology and rural planning. Dr. Fernandez has been previously associated with various regional centers and government departments (including an eight year tenure as Undersecretary to the Department of Agriculture). He served in government for 25 years and represented the Philippines as Chief of Mission in the ASEAN, UN-FAO and the Non-Aligned Movement. Over the past year, Dr. Fernandez has taken an active role in assisting both the Company and governmental agencies to provide food, seed, fertilizer and hand tools to the tribes-people in the region of Southern Palawan, particularly in the area where the Palawan Cement Project proponents operate. He became a director of Fenway Resources Ltd., a Delaware corporation, on January 22, 1998.

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

=========================================== ========= ================== ============ ======================= ====================
                                                                                           Other Annual             All Other
         Name and Principal Position          Year      Salary(CND$)      Bonus($)       Compensation($)         Compensation($)
------------------------------------------- --------- ------------------ ------------ ----------------------- --------------------
H. John Wilson, President                     2002       $150,000.00        None               None                    None
------------------------------------------- --------- ------------------ ------------ ----------------------- --------------------
A. Leonard Taylor, Secretary,                 2002       $120,000.00        None               None                    None
------------------------------------------- --------- ------------------ ------------ ----------------------- --------------------
Robert George Muscroft, Vice President        2002        $74,900.00        None               None                    None
=========================================== ========= ================== ============ ======================= ====================

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

Changes in Control. Our management is not aware of any arrangements which may result in " control" as that term is defined by the provisions of Item 403(c) of Regulation S-B.


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

The agreement also specifies that the Consortium members will have options to purchase shares of our common stock, subject to regulatory approvals and other conditions, as follows:

============================================== ============================================ ======================================
                    CPMIC                                         PSMVI                                        PHMIC
---------------------------------------------- -------------------------------------------- --------------------------------------
Nine hundred thousand shares @ CDN             1 million shares                             4 million shares
$2.00/share                                    @ CDN $4.00/share                            @ CDN $2.00/share
With 1:1 warrant                               1 million shares
@ CDN $3.00/share                              @ CDN $5.00/share
exercisable at any time                        exercisable at any time
============================================== ============================================ ======================================

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

Item 13.  Exhibits and Reports on Form 8-K
------------------------------------------

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

                   Fenway International, Inc.,
                   a Nevada corporation


           By:     /s/ H. John Wilson                April 18, 2002
                   ---------------------------
                   H. John Wilson
           Its:    President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Fenway International, Inc.


/s/ A. Leonard Taylor                                April 18, 2002
------------------------------------
A. Leonard Taylor
Secretary, Vice President and Director


/s/ Robert George Muscroft                           April 18, 2002
------------------------------------
Robert George Muscroft
Vice President and Director


/s/ Rene Cristobel                                   April 18, 2002
------------------------------------
Rene Cristobel
Director


/s/ Carlos A. Fernandez                              April 18, 2002
------------------------------------
Carlos A. Fernandez
Director