Form 10QSB
period 2002-03-31
FENWAY INTERNATIONAL INC
filed 2002-06-28
CIK 1080951

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB








[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 For the transition period from                 to
                                          ----------------    ----------------

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



                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of March 31, 2002, there were 20,871,122 shares of the issuer's $.001 par value common stock issued and outstanding.

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

These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of the management, are necessary for fair presentation of the information contained herein. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2001. We follow the same accounting policies in preparation of the interim report.

The financial statements required by Item 1 are presented in the following order:

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)

                                TABLE OF CONTENTS

                                                                      Page No.
                                                                     ---------

INDEPENDENT ACCOUNTANTS' REVIEW  REPORT .........................        5

FINANCIAL STATEMENTS

       Balance Sheets............................................        6

       Statements of Comprehensive (Loss)........................        7

       Statements of Operations..................................        8

       Statement of Stockholders' Equity.........................     10 -15

       Statements of Cash Flows..................................     16 - 17

       Notes to Financial Statements.............................     18 - 42

MOFFITT & COMPANY, P.C.
------------------------------------------------------------------------------
Certified Public Accountants                   5040 East Shea Blvd., Suite 270
                                               Scottsdale, Arizona  85254
                                               (480) 951-1416
                                               Fax (480) 948-3510
                                               moffittcpas@eschelon.com


                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT


To the Board of Directors and Stockholders
Fenway International Inc.


We have reviewed the accompanying balance sheets of Fenway International Inc. (a Nevada corporation) as of March 31, 2002 and the related statements of comprehensive (loss), operations, and cash flows for the three months ended March 31, 2002 and 2001, and the statement of stockholders' equity from May 7, 1984 (date of inception) to March 31, 2002, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Fenway International Inc.

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

The accompanying financial statements have been prepared assuming that the Company will continued as a going concern. As discussed in Note 17 to the financial statements, the Company has a deficit working capital, has incurred development losses of $2,380,691 from inception and needs financing to develop the cement operations. These conditions raise uncertainty about its ability to continue as a going concern. Management's plans regarding these matters also are described in Note 17. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

We have audited in accordance with auditing standards generally accepted in the United States of America, the balance sheet of Fenway International Inc. as of December 31, 2001 and the related statements of comprehensive (loss), operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated April 4, 2002, we expressed an unqualified opinion on these financial statements, with an additional comment that there were conditions which raised substantial doubts about the Company's ability to continue as a going concern. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2001 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.



Moffitt & Company, P.C.
Scottsdale, Arizona

June 14, 2002

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                      MARCH 31, 2002 AND DECEMBER 31, 2001



                                     ASSETS

                                                                                     March 31,            December 31,
                                                                                        2002                  2001
                                                                                     (Unaudited)            (Audited)
CURRENT ASSETS                                                                   ------------------    ------------------
       Cash and cash equivalents                                                 $            7,203    $              814
       G.S.T. refund                                                                            953                   189
                                                                                 ------------------    ------------------
            TOTAL CURRENT ASSETS                                                              8,156                 1,003
                                                                                 ------------------    ------------------
PROPERTY AND EQUIPMENT, NET OF
   ACCUMULATED DEPRECIATION                                                                   2,704                 2,876
                                                                                 ------------------    ------------------
OTHER ASSETS
  Investments in projects in the Republic of the Philippines                              2,952,600             2,950,800
  Rent security deposit                                                                         676                   676
                                                                                 ------------------     -----------------
               TOTAL OTHER ASSETS                                                         2,953,276             2,951,476
                                                                                 ------------------     -----------------

               TOTAL ASSETS                                                      $        2,964,136     $       2,955,355
                                                                                 ==================     =================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                      March 31,           December 31,
                                                                                        2002                  2001
                                                                                     (Unaudited)            (Audited)
                                                                                 ------------------    ------------------
CURRENT LIABILITIES
       Accounts payable                                                          $          341,896    $          454,584
       Accrued interest                                                                      89,553                78,252
       Notes and loans payable
           Related parties                                                                  280,148               287,221
           Unrelated parties                                                                 71,110                77,494
                                                                                 ------------------    ------------------
             TOTAL CURRENT LIABILITIES                                                      782,707               897,551
                                                                                 ------------------    ------------------
STOCKHOLDERS' EQUITY
       Common stock, par value $0.001 per share
            Authorized 100,000,000 shares
            Issued and outstanding
               March 31, 2002 - 20,871,122 shares                                            20,871                     0
               December 31, 2001 - 20,541,122 shares                                              0                20,541
       Paid in capital                                                                    4,362,290             4,293,620
       Deficit accumulated during the development stage                                  (2,201,050)           (2,253,665)
       Accumulated other comprehensive (loss)
          (Primary cumulative translation adjustment)                                          (682)               (2,692)
                                                                                 ------------------     -----------------
           TOTAL STOCKHOLDERS' EQUITY                                                     2,181,429             2,057,804
                                                                                 ------------------     -----------------
           TOTAL LIABILITIES AND
                   STOCKHOLDERS' EQUITY                                          $        2,964,136     $       2,955,355
                                                                                 ==================     =================









       See Accompanying Notes and Independent Accountants' Review Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF COMPREHENSIVE (LOSS)
             FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001 AND
             FOR THE PERIOD FROM MAY 7, 1984 (DATE OF INCEPTION) TO
                                 MARCH 31, 2002
                                   (UNAUDITED)




                                                                   Three Months Ended           May 7, 1984 (Date
                                                                        March 31,               of Inception) to
                                                                2002              2001          March 31, 2002
                                                          ----------------  -----------------  ------------------
NET INCOME (LOSS)                                         $        52,615   $       (104,542)  $      (2,201,050)

OTHER COMPREHENSIVE
   INCOME (LOSS)
       Foreign currency translation adjustments                     2,010             24,785                (682)
                                                          ----------------  -----------------  ------------------
NET COMPREHENSIVE  INCOME (LOSS)                          $        54,625   $        (79,757)  $      (2,201,732)
                                                          ================  =================  ==================











       See Accompanying Notes and Independent Accountants' Review Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001 AND
             FOR THE PERIOD FROM MAY 7, 1984 (DATE OF INCEPTION) TO
                                 MARCH 31, 2002
                                   (UNAUDITED)


                                                     Three Months Ended               May 7, 1984 (Date
                                                          March 31,                   of Inception) to
                                                  2002              2001               March 31, 2002
                                            ----------------  -----------------    ----------------------
REVENUE
     CANCELLATION OF DEBT                   $        169,247  $               0    $              169,247
     INTEREST INCOME                                       3                 21                    10,394
                                            ----------------  -----------------    ----------------------
     TOTAL REVENUE                                   169,250                 21                   179,641

DEVELOPMENT COSTS                                    116,635            104,563                 2,380,691
                                            ----------------  -----------------    ----------------------
NET INCOME (LOSS)                           $         52,615  $        (104,542)   $           (2,201,050)
                                            ================  =================    ======================
NET INCOME (LOSS) PER
   COMMON SHARE

       BASIC AND DILUTED                    $            .00  $            (.01)
                                            ================  ================
WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING

       BASIC AND DILUTED                          20,730,971         20,371,808
                                            ================  =================










       See Accompanying Notes and Independent Accountants' Review Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF STOCKHOLDERS' EQUITY
             FOR THE PERIOD FROM MAY 7, 1984 (DATE OF INCEPTION) TO
                                 MARCH 31, 2002
                                   (UNAUDITED)

                                                                    Common Stock
                                                      ---------------------------------------         Paid In
                                                             Shares              Amount               Capital
                                                      ------------------  -------------------  ---------------------
BALANCE, MAY 7, 1984
   (DATE OF INCEPTION)                                                 0  $                 0  $                   0

      Issuance of common stock for
         mineral lease (unknown value)
         and expenses at $.005 -
         May 7, 1984                                             600,000                  600                  2,400
      Issuance of common stock for
         cash at $.267 - May 7, 1984                               8,610                    9                  2,287
      Net (loss) for the period ended
         December 31, 1984                                             0                    0                      0
                                                      ------------------  -------------------  ---------------------
BALANCE, DECEMBER 31, 1984                                       608,610                  609                  4,687

      Issuance of common stock for
         services at $.267 -
         February 3, 1985                                          9,000                    9                  2,391
      Issuance of common stock for
         cash at $.267 - February 3, 1985                         96,480                   96                 25,632
      Net (loss) for the year ended
         December 31, 1985                                             0                    0                      0
                                                      ------------------  -------------------  ---------------------
BALANCE, DECEMBER 31, 1985                                       714,090                  714                 32,710
                                                      ------------------  -------------------  ---------------------
BALANCE, DECEMBER 31, 1996                                       714,090                  714                 32,710

      Contribution to capital -
         expenses - 1997                                               0                    0                  3,600
      Net (loss) for the year ended
         December 31, 1997                                             0                    0                      0
                                                      ------------------  -------------------  ---------------------
BALANCE, DECEMBER 31, 1997                                       714,090                  714                 36,310

      Contribution to capital -
         expenses - 1998                                               0                    0                  1,300
      Issuance of common stock
         for cash
         $.01 - May 29, 1998                                   2,000,000                2,000                 18,000
         $.01 - June 9, 1998                                   9,000,000                9,000                 81,000

                                       Deficit
                                      Accumulated               Accuulated
            Advances                  During the                  Other
           On Stock                  Development               Comprehensive
         Subscriptions                  Stage                    (Loss)
      ---------------------    ----------------------    ----------------------
    $                    0    $                    0    $                    0


                         0                         0                         0

                         0                         0                         0

                         0                    (5,296)                        0
      ---------------------    ----------------------    ----------------------
                         0                    (5,296)                        0


                         0                         0                         0

                         0                         0                         0

                         0                   (28,128)                        0
      ---------------------    ----------------------    ----------------------
                         0                   (33,424)                        0
      ---------------------    ----------------------    ----------------------
                         0                   (33,424)                        0


                         0                         0                         0

                         0                    (3,600)                        0
      ---------------------    ----------------------    ----------------------
                         0                   (37,024)                        0

                         0                         0                         0


                         0                         0                         0
                         0                         0                         0


       See Accompanying Notes and Independent Accountants' Review Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF STOCKHOLDERS' EQUITY( CONTINUED)
             FOR THE PERIOD FROM MAY 7, 1984 (DATE OF INCEPTION) TO
                                 MARCH 31, 2002
                                   (UNAUDITED)


                                                                         Common Stock
                                                           ---------------------------------------         Paid In
                                                                  Shares              Amount               Capital
                                                           ------------------  -------------------  ---------------------
        Issuance of common stock for
           net assets of Fenway
           Resources Ltd - $.387 -
           August 31, 1998                                          7,644,067  $             7,644  $           2,950,988
        Issuance of common stock
           for cash
           $3.00 - October 29, 1998                                     2,128                    2                  6,450
           $3.00 - October 29, 1998                                       670                    1                  2,031
        Net (loss) for the year
           ended December 31, 1998                                          0                    0                      0
                                                           ------------------  -------------------  ---------------------
BALANCE, DECEMBER 31, 1998                                         19,360,955               19,361              3,096,079

        Issuance of common stock for cash
           $   .25 - February   4, 1999                               500,000                  500                124,500
           $ 3.00 - February 24, 1999                                   2,000                    2                  5,998
           $ 3.00 - March 16, 1999                                      5,000                    5                 14,995
           $ 3.00 - March 17, 1999                                      4,000                    4                 11,996
           $ 3.00 - March 30, 1999                                      9,000                    9                 26,991
           $ 3.00 - April 12, 1999                                      5,000                    5                 14,995
           $ 3.00 - November 3, 1999                                   32,000                   32                 95,968
           $ 2.25 - November 12, 1999                                  25,000                   25                 56,225
           $ 2.25 - November 16, 1999                                   3,000                    3                  6,747
           $ 2.00 - December 7, 1999                                    7,000                    7                 13,993
           $ 2.25 - December 14, 1999                                  11,112                   11                 24,988
        Advances on stock subscriptions                                     0                    0                      0
           $3.00 - July 2, 1999                                        65,000                   65                194,935
           $3.00 - September 9, 1999                                    8,074                    8                 24,213
              (Transferred from advances on
              stock subscriptions)
        Cumulative currency translation adjustment                          0                    0                      0
        Net (loss) for the year
           ended December 31, 1999                                          0                    0                      0
                                                           ------------------  -------------------  ---------------------
BALANCE, DECEMBER 31, 1999                                         20,037,141               20,037              3,712,623

                                       Deficit
                                      Accumulated               Accuulated
            Advances                  During the                  Other
           On Stock                  Development              Comprehensive
         Subscriptions                  Stage                    (Loss)
      ---------------------    ----------------------    ----------------------


      $                  0    $                    0    $                    0

                         0                         0                         0
                         0                         0                         0

                         0                  (370,360)                        0
      ---------------------    ----------------------    ----------------------
                         0                  (407,384)                        0

                         0                         0                         0
                         0                         0                         0
                         0                         0                         0
                         0                         0                         0
                         0                         0                         0
                         0                         0                         0
                         0                         0                         0
                         0                         0                         0
                         0                         0                         0
                         0                         0                         0
                         0                         0                         0
                         0                         0                         0
                    24,221                         0                         0
                         0
                  (24,221)

                         0                         0                   (17,019)

                         0                  (623,196)                        0
      ---------------------    ----------------------    ----------------------
                         0                (1,030,580)                  (17,019)




       See Accompanying Notes and Independent Accountants' Review Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF STOCKHOLDERS' EQUITY( CONTINUED)
             FOR THE PERIOD FROM MAY 7, 1984 (DATE OF INCEPTION) TO
                                 MARCH 31, 2002
                                   (UNAUDITED)

                                                                             Common Stock
                                                                -----------------------------------------         Paid In
                                                                       Shares              Amount                 Capital
                                                                --------------------  -------------------  ---------------------
         Issuance of common stock for cash
            $1.50 - March 6, 2000, net of cost                               228,000  $               228  $             339,772
            $1.50 - May 29, 2000                                             100,000                  100                149,900
         Issuance of common stock for finder's fee
            $.75 - November 13, 2000                                           6,667                    7                  4,994
         Cumulative currency translation adjustment                                0                    0                      0
         Net (loss) for the year ended
            December 31, 2000                                                      0                    0                      0
                                                                --------------------  -------------------  ---------------------
BALANCE, DECEMBER 31, 2000                                                20,371,808               20,372              4,207,289

        Issuance of common stock for cash
           $.50 - July 27, 2001                                                7,000                    7                  3,493
           $.50 - August 2, 2001                                              20,000                   20                  9,980
           $.75 - August 2, 2001                                               3,980                    4                  2,996
           $.50 - August 19, 2001                                            100,000                  100                 49,900
           $.50 - August 21, 2001                                             10,000                   10                  4,990
           $.50 - August 21, 2001                                             20,000                   20                  9,980
           $.75 - September 24, 2001                                           3,334                    3                  2,497
        Issuance of common stock for interest
           $.50 - August 14, 2001                                              5,000                    5                  2,495
        Cumulative currency translation adjustment                                 0                    0                      0
        Net (loss) for the year ended
           December 31, 2001                                                       0                    0                      0
                                                                --------------------  -------------------  ---------------------
BALANCE, DECEMBER 31, 2001                                                20,541,122               20,541              4,293,620

        Issuance of common stock for cash
           $.20 - January 11, 2002                                           300,000                  300                 59,700
           $.30 - March 28, 2002                                              30,000                   30                  8,970
        Cumulative currency translation adjustment
          for the three months ended March 31, 2002                                0                    0                      0
        Net income for the three months ended
           March 31, 2002                                                          0                    0                      0
                                                                --------------------  -------------------  ---------------------
BALANCE, MARCH 31, 2002                                                   20,871,122  $            20,871  $           4,362,290
                                                                ====================  ===================  =====================

                                       Deficit
                                      Accumulated               Accuulated
            Advances                  During the                  Other
           On Stock                  Development               Comprehensive
         Subscriptions                  Stage                    (Loss)
      ---------------------    ----------------------    ----------------------
     $                    0    $                   0    $                    0
                          0                        0                         0

                          0                        0                         0
                          0                        0                    (5,452)

                          0                 (661,610)                        0
      ---------------------    ----------------------    ----------------------
                          0               (1,692,190)                  (22,471)


                          0                        0                         0
                          0                        0                         0
                          0                        0                         0
                          0                        0                         0
                          0                        0                         0
                          0                        0                         0
                          0                        0                         0

                          0                        0                         0
                          0                        0                    19,779

                          0                 (561,475)                        0
      ---------------------    ----------------------    ----------------------
                          0               (2,253,665)                   (2,692)


                          0                        0                         0
                          0                        0                         0

                          0                        0                     2,010

                          0                    52,615                        0
      ---------------------    ----------------------    ----------------------
     $                    0    $          (2,201,050)   $                 (682)
      =====================    ======================    ======================




       See Accompanying Notes and Independent Accountants' Review Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001 AND
             FOR THE PERIOD FROM MAY 7, 1984 (DATE OF INCEPTION) TO
                                 MARCH 31, 2002
                                   (UNAUDITED)


                                                                         Three Months Ended             May 7, 1984 (Date
                                                                              March 31,                  of Inception to
                                                                      2002              2001             March 31, 2002
                                                                ----------------  -----------------    -------------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
       Net income (loss)                                        $         52,615  $       (104,542)    $       (2,201,050)
       Adjustments to reconcile net income (loss)
          to net cash (used) by operating activities:
             Depreciation                                                    172               190                  4,521
             Issuance of common stock for interest
                and services                                                   0                 0                 11,500
             Common stock issued for finder's fees                             0                 0                  5,001
             Cancellation of debt                                       (169,247)                0               (169,247)
       Changes in operating assets and liabilities:
          Cash-held in lawyer's trust account                                  0                 0                118,578
          Interest receivable                                                  0                 0                 (1,867)
          Accounts receivable                                                  0                 0                 14,677
          G.S.T. tax refund                                                 (764)              737                   (953)
          Accounts payable                                                56,559            57,310                452,489
          Accrued liabilities                                             11,301             1,799                 89,553
          Security deposits                                                    0             3,668                  2,957
                                                                ----------------  -----------------    -------------------
          NET CASH (USED) BY OPERATING
             ACTIVITIES                                                  (49,364)          (40,838)            (1,673,841)
                                                                ----------------  -----------------    -------------------
CASH FLOWS FROM INVESTING
   ACTIVITIES:
       Investment in projects in the Phillipines                          (1,800)              162                (20,889)
       Purchases of property and equipment                                     0                 0                   (238)
                                                                ----------------  -----------------    -------------------
          NET CASH (USED) PROVIDED BY
             INVESTING ACTIVITIES                                         (1,800)              162                (21,127)
                                                                ----------------  -----------------    -------------------
CASH FLOWS FROM FINANCING
   ACTIVITIES:
       Proceeds from issuance of common stock                             69,000                 0              1,447,145
       Proceeds from short term notes                                    (13,457)            8,934                255,708
                                                                ----------------  -----------------    -------------------
          NET CASH PROVIDED BY FINANCING
             ACTIVITIES                                                   55,543             8,934              1,702,853
                                                                ----------------  -----------------    -------------------
EFFECT OF EXCHANGE RATE CHANGES
                   ON CASH AND CASH EQUIVALENTS                            2,010            24,785                   (682)
                                                                ----------------  -----------------    -------------------





       See Accompanying Notes and Independent Accountants' Review Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF CASH FLOWS (CONTINUED)
             FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001 AND
             FOR THE PERIOD FROM MAY 7, 1984 (DATE OF INCEPTION) TO
                                 MARCH 31, 2002
                                   (UNAUDITED)

                                                                         Three Months Ended              May 7, 1984 (Date
                                                                              March 31,                   of Inception to
                                                                      2002              2001              March 31, 2002
                                                                ----------------  -----------------    -------------------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                         $          6,389  $          (6,957)   $             7,203

CASH AND CASH EQUIVALENTS
    AT BEGINNING OF PERIOD                                                   814             12,257                      0
                                                                ----------------  -----------------    -------------------
CASH AND CASH EQUIVALENTS
    AT END OF PERIOD                                            $          7,203  $           5,300    $             7,203
                                                                ================  =================    ===================
SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION

       Interest paid                                            $              0  $               0    $             3,372
                                                                ================  =================    ===================
       Taxes paid                                               $              0  $               0    $                 0
                                                                ================  =================    ===================
SCHEDULE OF NON-CASH INVESTING
   AND FINANCING ACTIVITIES

       Issuance of 400,000 shares of common
          stock for mineral lease (unknown value)
          and expenses - 1984                                   $              0  $               0    $             3,000
                                                                ================  =================    ===================
       Issuance of common stock for finder's fees               $              0  $               0    $             5,001
                                                                ================  =================    ===================
       Issuance of common stock and capital
          contributions for interest and services               $              0  $               0    $            11,500
                                                                ================  =================    ===================
       Issuance of 7,644,067 shares of stock for
          Fenway Resources Ltd.- August 31, 1998                $              0  $               0    $         2,918,215
                                                                ================  =================    ===================




       See Accompanying Notes and Independent Accountants' Review Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001
                                   (UNAUDITED)



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




       See Accompanying Notes and Independent Accountants' Review Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001
                                   (UNAUDITED)



NOTE 1           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

               Disclosure About Fair Value of Financial Instruments
               ----------------------------------------------------

               The Company estimates that the fair value of all financial instruments at March 31, 2002 and 2001 as defined in FASB 107 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgement is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

               Long-Lived Assets
               -----------------

               Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that




       See Accompanying Notes and Independent Accountants' Review Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001
                                   (UNAUDITED)



NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

               Long-Lived Assets (Continued)
               -----------------------------

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

               Recent Accounting Pronouncements
               --------------------------------

               In June 2001, August 2001 and April 2002, the FASB issued the following statements:

                   FASB 141 - Business combinations
                   FASB 142 - Goodwill and other intangible assets
                   FASB 143 - Accounting for asset retirement obligations
                   FASB 144 - Accounting for the impairment or disposal of
                              long-lived assets
                   FASB 478 - Recision of FASB statements 4, 44, 64 and
                              amendment of FASB 13 These FASB statements did not have a material impact on the Company's financial position or results of operations.

NOTE 2          DEVELOPMENT STAGE OPERATIONS

               As of March 31, 2002, the Company was in the development stage of operations. According to the Financial Accounting Standards Board of the Financial Accounting Foundation, a


       See Accompanying Notes and Independent Accountants' Review Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001
                                   (UNAUDITED)



NOTE 2          DEVELOPMENT STAGE OPERATIONS (CONTINUED)

               development stage Company is defined as a company that devotes most of its activities to establishing a new business activity. In addition, planned principal activities have not commenced, or have commenced and have not yet produced significant revenue.

               The Company expensed $116,635 and $104,563 of development costs for the three months ended March 31, 2002 and 2001, respectively, and $2,380,691 from May 7, 1984 (date of inception) to March 31, 2002.

NOTE 3          INVESTMENT IN PALCAN MINING AND CEMENT CORPORATIONS

        Palcan Mining Corporation
        -------------------------

        D.     Incorporation

               Palcan Mining Corporation was incorporated in the Republic of the Philippines on August 13, 1998 under Republic of the Philippines Sec. Reg. No. A199811014. The term for which the corporation is to exist is fifty years from and after the date of issuance of the certificate of incorporation.

        D.     Incorporators and directors

               Names and nationalities of the incorporators and directors are as follows:

                               Name                            Nationality
                   ------------------------------         ---------------------
                   Rene E. Cristobal                      Filipino
                   Carlos A. Fernandez                    Filipino
                   Dativa C. Dimaano-Sangalang            Filipino
                   Arthur Leonard Taylor                  Canadian
                   Herbert John Wilson                    Canadian

        D.     Authorized capital

               The authorized capital stock of the corporation is one million pesos in lawful money of the Republic of the Philippines, divided into one thousand shares with the par value of one thousand pesos per share.




       See Accompanying Notes and Independent Accountants' Review Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001
                                   (UNAUDITED)



NOTE 3         INVESTMENT IN PALCAN MINING AND CEMENT CORPORATIONS
               (CONTINUED)

               Palcan Mining Corporation (Continued)
               -------------------------------------

        D.     Subscribers and issued capital

               25% of the authorized capital stock has been subscribed and at least 25% of the total subscription has been paid as follows:

                                                    Number of
                                                     Shares                Amount               Amount
                             Name                  Subscribed            Subscribed              Paid
                ----------------------------    ------------------   ------------------    ---------------
                Rene E. Cristobal                              200   p          200,000    p        50,000
                Carlos A. Fernandez                            150              150,000             37,500
                Dativa C. Dimaano-
                Sangalang                                      250              250,000             62,500
                Arthur Leonard Taylor                            1                1,000              1,000
                Herbert John Wilson                              1                1,000              1,000
                Fenway International Inc.                      398              398,000            398,000
                                                ------------------   ------------------    ---------------
                                                             1,000   p        1,000,000    p       550,000
                                                ==================   ==================    ===============

        D. The primary purpose of this corporation is to hold the mineral claims of Central Palawan Mining and Ind. Corp. ("CPMIC"), Palawan Star Mining Ventures, Inc. ("PSMVI") and Pyramid Hill Mining & Ind. Corp. ("PHMIC"), their respective MPSA's, ECC's and quarry shale and limestone and any other commercial minerals found on the property and to buy, sell, on whole basis only, exchange or otherwise produce and deal in all kinds of minerals and in their products and by-products of every kind and description and by whatsoever process; to purchase, lease, option, locate or otherwise acquire, own, exchange, sell, assign or contract out the property and the operation of the property, or otherwise dispose of, pledge, mortgage, deed in trust, hypothecate and deal in mining claims, land related to production from the mining claims, timber lands, water, and water rights and other property, both real and personal.




       See Accompanying Notes and Independent Accountants' Review Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001
                                   (UNAUDITED)



NOTE 3         INVESTMENT IN PALCAN MINING AND CEMENT CORPORATIONS
               (CONTINUED)

        Palcan Cement Corporation
        -------------------------

        D. Palcan Cement Corporation was incorporated in the Republic of the Philippines on August 12, 1998 under Philippines Sec. Reg. No. A199811013. The Company has a fiscal year end of December 31.

        D.     Incorporators and directors

               Names and nationalities of the incorporators and directors are as follows:

                            Name                             Nationality
                ------------------------------          ---------------------
                Rene E. Cristobal                        Filipino
                Carlos A. Fernandez                      Filipino
                Dativa C. Dimaano-Sangalang              Filipino
                Arthur Leonard Taylor                    Canadian
                Herbert John Wilson                      Canadian

        D.     Authorized capital

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

        D.     Subscribers and issued capital

               The subscribers to the capital stock and the amounts paid-in to their subscriptions are as follows:










       See Accompanying Notes and Independent Accountants' Review Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001
                                   (UNAUDITED)



NOTE 3         INVESTMENT IN PALCAN MINING AND CEMENT CORPORATIONS
               (CONTINUED)

               Palcan Cement Corporation (Continued)
               -------------------------------------

                                                     Number of
                                                      Shares               Amount               Amount
                          Name                      Subscribed           Subscribed              Paid
                ---------------------------      --------------------  ------------------   ----------------
               Rene E. Cristobal                                 170   p         170,000    p       42,500
               Carlos A. Fernandez                               150             150,000            37,500
               Dativa C. Dimaano-
               Sangalang                                         180             180,000            45,000
               Laurie G. Maranda                                   1               1,000             1,000
               Robert George Muscroft                              1               1,000             1,000
               Arthur Leonard Taylor                               1               1,000             1,000
               Herbert John Wilson                                 1               1,000             1,000
               Fenway International Inc.                       4,496           4,496,000         4,496,000
                                                --------------------   ------------------   ----------------
                                                               5,000   p       5,000,000    p    4,625,000
                                                ====================   ==================   ================


        E.     Foreign Investments Act of 1991

               The Company has applied to do business under the Foreign Investments Act of 1991, as amended by RA8179, with 90% foreign equity, with the intention to operate an export enterprise with the primary purpose of cement manufacturing.

        F.     Lease with Palcan Cement Corporation

               1. The term of the lease is for five years commencing on April 1, 2001 and expiring on March 31, 2006. As of March 31, 2002, they have not moved into the building or commenced the lease. They will move into the premises once they obtain their bridge loan financing.
               2. Gross monthly rentals are $1,918 USD net of a 10% VAT with a 5% increase in the third year until the expiration of the term of the lease.




       See Accompanying Notes and Independent Accountants' Review Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001
                                   (UNAUDITED)



NOTE 3         INVESTMENT IN PALCAN MINING AND CEMENT CORPORATIONS
               (CONTINUED)

               Palcan Cement Corporation (Continued)

               3. A security deposit of $6,330 USD payable upon signing the lease contract.
               4. A deposit of three months rentals $6,330 USD, which will be adjusted yearly based on the value of the money of the rental.

               Future minimum lease rentals in USD are as follows:

                     March 31, 2002                         $          23,016
                     March 31, 2003                                    23,016
                     March 31, 2004                                    23,016
                     March 31, 2005                                    23,016
                     March 31, 2006                                     7,672
                                                            -----------------
                                                            $          99,736
                                                            =================

NOTE 4          INVESTMENT IN THE REPUBLIC OF PHILIPPINES-CONSORTIUM
                AGREEMENT

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





       See Accompanying Notes and Independent Accountants' Review Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001
                                   (UNAUDITED)



NOTE 4          INVESTMENT IN THE REPUBLIC OF PHILIPPINES-CONSORTIUM
                AGREEMENT (CONTINUED)

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

               10% equity interest in the JVCC.



       See Accompanying Notes and Independent Accountants' Review Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001
                                  (UNAUDITED)



NOTE 4         INVESTMENT IN THE REPUBLIC OF PHILIPPINES-CONSORTIUM
               AGREEMENT (CONTINUED)

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





       See Accompanying Notes and Independent Accountants' Review Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001
                                   (UNAUDITED)



NOTE 4         INVESTMENT IN THE REPUBLIC OF PHILIPPINES-CONSORTIUM AGREEMENT
              (CONTINUED)

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



       See Accompanying Notes and Independent Accountants' Review Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001
                                   (UNAUDITED)



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

        G. Payment obligations $50,000 at date of signing of the agreement $50,000 no later than September 30, 1998 (Both payments were made)








       See Accompanying Notes and Independent Accountants' Review Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001
                                   (UNAUDITED)



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


NOTE 6         PROPERTY AND EQUIPMENT

               The components of the property and equipment are as follows:

                                                                     March 31,             December 31,
                                                                       2002                    2001
                                                                ------------------       -----------------
                   Office equipment                             $           6,427        $           6,427
                   Computers                                                5,360                    5,360
                                                                -----------------        -----------------
                            Total cost                                     11,787                   11,787

                   Less accumulated depreciation                            9,083                    8,911
                                                                -----------------        -----------------
                            Total property and equipment        $           2,704        $           2,876
                                                                =================        =================

               Depreciation expense for the three months ended March 31, 2002 and 2001 amounted to $172 and $190, respectively.

 NOTE 7        INCOME TAXES

                                                                      March 31,            December 31,
                                                                       2002                    2001
                                                                ------------------       -----------------
                        Income (Loss) before income taxes       $          52,615        $        (104,542)
                                                                ------------------       -----------------




       See Accompanying Notes and Independent Accountants' Review Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001
                                   (UNAUDITED)



NOTE 7          INCOME TAXES (CONTINUED)

                                                                             March 31,            December 31,
                                                                               2002                    2001
                                                                        ------------------       -----------------
             The provision for income taxes is estimated as follows:
                      Currently payable                                 $                0       $               0
                                                                        ------------------       -----------------
                      Deferred                                          $                0       $               0
                                                                        ------------------       -----------------
             A reconciliation of the provision for income taxes
               compared with the amounts at the Federal Statutory and
               Foreign Income Tax Rates is as follows:
                      Tax at Federal Statutory
                         Income Tax Rates                               $                0       $               0
                                                                        ------------------       -----------------
                      Tax at Foreign Income Tax Rates                   $                0       $               0
                                                                        ------------------       -----------------
             Deferred income tax assets and liabilities reflect the
               impact of temporary differences between amounts of
               assets and liabilities for financial reporting
               purposes and the basis of such assets and liabilities
               as measured by tax laws.

                      The net deferred tax asset is:                    $                0       $               0
                                                                        ------------------       -----------------
                      The net deferred tax liability is:                $                0       $               0
                                                                        ------------------       -----------------
             Temporary differences and carry forwards that give rise
               to deferred tax assets and liabilities include the
               following:
                                                                                    Deferred Tax at
                                                                                     March 31, 2002
                                                                      --------------------------------------------
                                                                              Assets              Liabilities
                                                                      --------------------  ----------------------
                      Net operating losses                            $            546,160  $                    0

                      Valuation allowance                                          546,160                       0
                                                                      --------------------  ----------------------
                      Total deferred taxes                            $                  0  $                    0
                                                                      ====================  ======================



       See Accompanying Notes and Independent Accountants' Review Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001
                                   (UNAUDITED)



NOTE 7         INCOME TAXES (CONTINUED)

               A reconciliation of the valuation allowance is as follows: March 31, 2002

                   Balance, beginning of year                                          $         559,300

                   Reduction for the quarter                                                     (13,140)
                                                                                       -----------------
                   Balance, end of quarter                                             $         546,160
                                                                                       =================

NOTE 8         NET OPERATING LOSS CARRYFORWARDS

               The Company has the following net operating loss carryforwards:

                         Tax Year                      Amount                 Expiration date
                   -----------------------      ---------------------       --------------------
                    December 31, 1988           $               3,600        December 31, 2001
                    December 31, 1998                         370,360        December 31, 2018
                    December 31, 1999                         640,216        December 31, 2019
                    December 31, 2000                         661,611        December 31, 2020
                    December 31, 2001                         561,475        December 31, 2021
                    March 31, 2002                           ( 52,615)       December 31, 2022
                                                ---------------------
                                                $           2,184,647
                                                =====================

NOTE 9         ACCOUNTS PAYABLE

               The components of accounts payable are as follows:

                                             March 31,       December 31,
                                               2002                2001
                                        ------------------   -----------------
                      Unrelated         $         152,324    $         164,027
                      Related                     189,572              290,557
                                        ------------------   -----------------
                           Total        $         341,896    $         454,584
                                        =================    =================




       See Accompanying Notes and Independent Accountants' Review Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001
                                   (UNAUDITED)


NOTE 10        SHORT-TERM NOTES AND LOANS PAYABLE

               Related parties

                                                               March 31,             December 31,
                                                                 2002                    2001
                                                          ------------------       -----------------
               Unsecured, 12% note dated June 3, 1998
               for $150,000 Canadian dollars.  There is
               no due date on the note.                   $          94,026          $        94,275

               Unsecured, 12% note dated September 28,
               1998 for $50,000 Canadian dollars.  There
               is no due date on the note.                           31,342                   31,425

               Eight unsecured loans dated between July 2000 and
               March 31, 2002 for $120, $1,000, $4,000, $2,000,
               $400, $500, $340, and $100 Canadian dollars and
               $12,000 United States dollars. The loans earn
               interest at 10% and there are no due
               dates on these loans.                                 17,303                   30,868

               Four unsecured loans dated between September 14,
               2000 and March 31, 2002 for $6,000 Canadian
               dollars, which earn interest at 12% and $5,000,
               $4,000, $2,000, $6,000 and $500 Canadian dollars,
               which earn interest at 10%.
               There are no due dates on these loans.                17,552                   10,684

               Two unsecured notes dated October 18, 2000 and
               December 19, 2000 for $25,000 and $50,000 United
               States dollars. The loans bear interest at 10% and
               are due on April 18, 2001. The lender received
               3,334 shares of common stock of the Company plus
               two year warrants to acquire
               25,000 shares of the Company stock at $1.75.          75,000                   75,000

               Unsecured, 10% loan dated December 12, 2000
               for $2,000 Canadian dollars.  There is no due
               date on the loan.                                      1,254                    1,257




       See Accompanying Notes and Independent Accountants' Review Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001
                                   (UNAUDITED)



NOTE 10        SHORT-TERM NOTES AND LOANS PAYABLE (CONTINUED)

                                                                           March 31,             December 31,
                                                                             2002                    2001
                                                                      ------------------       -----------------
                 Unsecured, 10% loan dated December 22,
                 2000 for $25,000 Canadian dollars.  There
                 is no due date on the loan.                           $          15,671        $          15,712

                 Unsecured, 12% loan dated March 12, 2001
                 for $25,000 United States dollars.  There is
                 no due date on the loan.                                         25,000                   25,000

                 Unsecured, 20% loan dated October 30, 2001 for
                 $2,000 United States dollars. Unsecured 20% loan
                 dated December 13, 2001 for $1,000 United States
                 dollars. The loans are due in 90 days from the loan
                 date. Further terms extended for three month with
                 interest at 40% and maturing in six months. If the
                 Company fails to pay the obligation the Company
                 must deliver shares valued at $.15 United States
                 dollars per share for the total amount of principal
                 and interest.                                                     3,000                    3,000

                 Unrelated parties

                 Unsecured, 12% loan dated November 19, 1999
                 for $25,000 United States dollars.  The note
                 does not have a due date.                                        25,000                   25,000

                 Unsecured 8.51% note dated July 4, 2000 for
                 $10,000 Canadian dollars.  There is a transaction
                 fee of 10% ($1,000 Canadian dollars).  The loan
                 does not have a due date.                                             0                    6,913




       See Accompanying Notes and Independent Accountants' Review Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001
                                   (UNAUDITED)



NOTE 10        SHORT-TERM NOTES AND LOANS PAYABLE (CONTINUED)

                                                                          March 31,              December 31,
                                                                            2002                    2001
                                                                     ------------------       -----------------
               Unsecured, 15% loan dated April 27, 2001
               for $45,000 Canadian dollars. The loan
               does not have a due date.                             $          33,849        $          33,939

               Unsecured, 10% loan dated August 1, 2001
               for $5,000 United States dollars.  A share
               bonus of 10% ($500 United States dollars) is
               included in the loan balance.  The lender
               received  2,500 warrants for two years exer-
               cisable at $.75 United States dollars per share.                  5,500                    5,500

               Unsecured 10% loan dated November 15,
               2001 for $3,000 United States dollars.  The
               loan does not have a due date.                                    3,000                    3,000

               Unsecured 20% loan dated December 20, 2001 for
               $5,000 Canadian dollars. If the loan is repaid on
               or before March 20, 2002, a cash bonus of 20% of
               the principal ($1,000 Canadian dollars) is due. If
               the loan is repaid after March 20, 2002, a bonus of
               20% of the principal amount to be taken in cash or
               Fenway shares at $.15 Canadian dollars per
               share at lender's option.                                         3,761                    3,142
                                                                     ------------------       -----------------
                                                                     $         351,258        $         364,715
                                                                     ==================       =================


NOTE 11        CANCELLATION OF DEBT

               Two officers of the corporation forgave their 2001 salaries in the amount of $169,242.




       See Accompanying Notes and Independent Accountants' Review Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001
                                   (UNAUDITED)



NOTE 12        STOCK OPTIONS

               The Company has stock options outstanding at March 31, 2002 as follows:

                      Number of                 Exercise         Expiration
                       Shares                     Price             Date
                --------------------   ------------------   --------------------
                          3,416,926         US $3.00               July 4, 2004
                            400,000         US $3.00              July 31, 2004
                            350,000         US $1.75         September 28, 2002
                             25,000         US $1.75           October 20, 2002
                            200,000         US $3.00           December 1, 2004
                             25,000         US $1.75            January 8, 2003
                            200,000         US $3.00             August 1, 2004
                --------------------
                          4,616,926
                ====================

               At March 31, 2002, the Company had a stock-based compensation plan under which options were granted to employees and outside directors. The Company measures the compensation cost for these plans using the intrinsic value method of accounting prescribed by APB Opinion No. 25 (Accounting for Stock Issued to Employees). Given the terms of the Company's plans, no compensation cost has been recognized for its stock option plan.

               The Company's reported net income (loss) and (loss) per share would have been increased had compensation costs for the Company's stock-based compensation plan been determined using the fair value method of accounting as set forth in SFAS No. 123 (Accounting for Stock-based Compensation). For purposes of estimating the fair value disclosures below, the fair value of each stock option has been estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%; expected volatility of 50%; risk-free interest rate of between 6.288% and 5.966%: and expected lives of five to seven years.

               Had compensation costs for the Company's plan been determined based on the fair value at the grant date consistent with the method of FASB Statement 123, the Company's net income (loss) and
               (loss) per share at March 31, 2002 would have been as indicated below:




       See Accompanying Notes and Independent Accountants' Review Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001
                                   (UNAUDITED)




NOTE 12        STOCK OPTIONS (CONTINUED)

                                                              March 31, 2002                        March 31, 2001
                                                     ----------------------------------   -----------------------------------
                                                       As Reported         Pro Forma        As Reported         Pro Forma
                                                     -----------------  ----------------  ---------------    ----------------
                 Net income (loss)                   $         52,615   $        16,331   $      (104,542)   $       (147,907)

                 (Loss) per share attribute-
                   able to common stock              $          (.00)              (.00)             (.01)               (.01)

                 A summary of the options is as follows:

                      Balance at beginning of year         4,616,926                            4,341,926
                      Options issued                               0                               12,500
                      Options exercised                            0                                    0
                      Options canceled                             0                                    0
                                                     ----------------                     ---------------
                      Balance at end of year               4,616,926                            4,354,426
                                                     ================                     ===============

               Information regarding stock options outstanding as of March 31 is as follows:

                                                                              2002                        2001
                                                                    ------------------------    ------------------------
                 Price range                                              $1.75- $3.00                $1.75 - $3.00
                 Weighted average exercise price                                 $3.00                        $2.91
                 Weighted average remaining
                    contractual life                                    2 years, 4 months           3 years, 6 months

NOTE 13        STOCK WARRANTS

               The following warrants are outstanding and applicable to investment in projects in the Republic of the Philippines:

               Warrants outstanding as of March 31, 2002.

               45,750 Shares at a price of Canadian $5.50 per share if exercised on or before December 5, 2002




       See Accompanying Notes and Independent Accountants' Review Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001
                                   (UNAUDITED)



NOTE 13        STOCK WARRANTS (CONTINUED)

        25,250 Shares at a price of Canadian $5.50 per share if exercised on or before February 25, 2002
        28,901 Shares at a price of Canadian $5.50 per share if exercised on or before May 29, 2002
        25,000 Shares at a price of Canadian $5.50 per share if exercised on or before June 2, 2002
        27,000 Shares at a price of Canadian $5.50 per share if exercised on or before June 6, 2002
        2,128       Shares at a price of United States $4.00 per share if
                    exercised on or before October 26, 2002
        670         Shares at a price of United States $4.00 per share if
                    exercised on or before October 26, 2002
        65,000      Shares at a price of United States $4.00 per share if
                    exercised on or before June 10, 2002
        32,000      Shares at a price of United States $4.00 per share if
                    exercised on or before November 2, 2002
        25,000      Shares at a price of United States $3.00 per share if
                    exercised on or before November 9, 2002
        3,000       Shares at a price of United States $3.00 per share if
                    exercised on or before November 9, 2002
        7,000       Shares at a price of United States $3.00 per share if
                    exercised on or before December 3, 2002
        11,112      Shares at a price of United States $3.00 per share if
                    exercised on or before December 13, 2002
        228,000     Shares at a price of United States $3.00 per share if
                    exercised on or before March 6, 2002
        100,000 Shares at a price of United States $3.00 per share if exercised on or before May 29, 2002
        10,000 Shares at a price of Canadian $5.50 per share if exercised on or before December 5, 2002
        2,500       Shares at a price of United States $0.75 per share if
                    exercised on or before September 30, 2003
        40,000      Shares at a price of United States $0.50 per share if
                    exercised on or before July 26, 2003
        7,000 Shares at a price of United States $0.50 per share if exercised on or before July 27, 2003




       See Accompanying Notes and Independent Accountants' Review Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001
                                   (UNAUDITED)



NOTE 13        STOCK WARRANTS (CONTINUED)

        3,980       Shares at a price of United States $0.50 per share if
                    exercised on or before July 31, 2003
        5,000       Shares at a price of United States $0.50 per share if
                    exercised on or before August 8, 2003
       10,000       Shares at a price of United States $0.75 per share if
                    exercised on or before August 14, 2003
      100,000       Shares at a price of United States $0.75 per share if
                    exercised on or before August 22, 2003
      300,000       Shares at a price of United States $0.35 per share if
                    exercised on or before January 29, 2003
       30,000       Shares at a price of United States $0.50 per share if
   -----------      exercised on or before March 24, 2004
    1,134,291
   ==========

NOTE 14        INTEREST EXPENSE

               The Company incurred interest expense of $9,501 and $271 for the three months ended March 31, 2002 and 2001, respectively.

NOTE 15        OPERATING LEASES

               The Company is leasing office facilities in Vancouver, British Columbia, Canada and Manila, Philippines as follows:

               Manila - See Note 3, investment in Palcan Mining and Cement Corporation

               Vancouver
                  3 year lease commencing March 1, 2001
                  Monthly rental of $1,173 (Canadian dollars) plus occupancy costs

               Future minimum lease payments, in Canadian dollars, are as follows:

                   March 31, 2002                             $         14,079
                   March 31, 2003                                       14,079
                                                              ----------------
                                                              $         28,158
                                                              ================




       See Accompanying Notes and Independent Accountant's Review Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001
                                   (UNAUDITED)



NOTE 15        OPERATING LEASES (CONTINUED)

               Rent expense for the three months ended March 31, 2002 and 2001 was $4,382 and $11,000, respectively.

NOTE 16        CONTINGENT EMPLOYMENT CONTRACTS

               The Company is in the process of renegotiating certain employment contracts that expired on August 31, 2000 and became effective only in the event of an unfriendly or hostile take over.

NOTE 17        GOING CONCERN

               These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has a deficit working capital, has incurred development losses of $2,380,691 from inception and needs financing to develop the cement operations. These factors raise uncertainty as to the Company's ability to continue as a going concern.

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






       See Accompanying Notes and Independent Accountants' Review Report.

                            FENWAY INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001
                                   (UNAUDITED)



NOTE 19        UNAUDITED FINANCIAL INFORMATION

               The accompanying financial information as of March 31, 2002 and 2001 is unaudited. In management's opinion, such information includes all normal recurring entries necessary to make the financial information not misleading.














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

The financial projections were prepared by our management and have not been examined or compiled by independent certified public accountants or our legal counsel. The accountants and legal counsel have not participated in the preparation or review of the financial projections. Accordingly, our legal counsel and accountants cannot provide any level of assurance on them.

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

Liquidity and Capital Resources. At March 31, 2002, we had cash of $7,203. Our total current assets at March 31, 2002 were $8,156 compared to total current assets of $1,003 at December 31, 2001. Our total current liabilities at March 31, 2002 were $782,707 compared to total current liabilities of $897,551 at December 31, 2001. Our net income for the three month period ended March 31, 2002, was $52,615 compared to a net loss of $104,542 during the three month period ended March 31, 2001. We experienced net income during the three month period ended March 31, 2002 because of the cancellation of a $169,247 debt, not because we sold any products or services. The debt forgiveness was in the form of two of our officers forgiving their 2001 salaries in the amount of $169,247. From our inception on May 7, 1984 to March 31, 2002, we suffered a net loss of $2,201,050. We expect to continue to suffer losses.

The cash and equivalents constitute our present internal sources of liquidity. Because we are only generating minimal revenues at this time from interest, and are not generating any revenues from operations, our only external source of liquidity is the sale of our capital stock. We are attempting to acquire funding for both the Palawan Project and the Negros Project from German financial institutions with assistance from Krupp-Polysius, a German machinery manufacturing, engineering, trading and financial services company. Krupp-Polysius has agreed to help us arrange the export credits and the required loan guaranties for the loans required for both projects.

Our Plan of Operation For Next 12 Months. Based on current discussions, we presently anticipate that the necessary financing for the Palawan Project will be secured during the third quarter of 2002, which will allow us to begin our preliminary engineering programs during the fourth quarter and initiate construction in the fourth quarter of 2002. Emphasis will be initially on completing the port site which is necessary to enable supplies and materials to be delivered for construction of the plant.

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

Our development schedule contemplates that cement plant construction will commence in the fourth quarter of 2002 after completion of the initial design engineering and construction of the port facilities. We anticipate that all facilities will be constructed by the end of 2005 and full production should begin in the first quarter of 2006. When direct project development and construction is in progress, we anticipate that other activities will commence including environmental requirements and community related initiatives. We believe that the cement plant will provide economic growth for the southern part of Palawan and we will be actively involved in developing beneficial programs to assist the local and indigenous people.

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

Our success is dependent upon our ability to secure the necessary financing. Through the efforts of Krupp-Polysius and Belfinger & Berger, we have received a letter of interests from German banks to provide all of the export credit and loan funding. We may also obtain financing from the individual contractors for the port, power and quarry facilities which would reduce our overall financing needs.

If we do not obtain adequate financing, we may need to delay the program or to enter into arrangements with other companies interested in developing cement plants in the Philippines.

In the opinion of management, available funds will satisfy our working capital requirements through July 2002. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results that could fail as a result of a number of factors. We will need to raise additional capital to develop, promote and conduct our operations. Such additional capital may be raised through public or private financing as well as borrowings and other sources. We cannot guaranty that additional funding will be available on favorable terms, if at all.

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

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.
--------------------------

None.

Item 2. Changes in Securities.
------------------------------

During the three month period ended March 31, 2002, we issued stock for cash in the following amounts:

   o On January 11, 2002, we sold 300,000 shares of our common stock for $0.20 per share.
   o On March 28, 2002, we sold 30,000 shares of our common stock for $0.30 per share.

As of March 31, 2002, there were 330,000 warrants to purchase our common stock. Of these, there are 300,000 warrants to purchase our common stock at $.35 per share, which expire January 29, 2003, and 30,000 warrants to purchase our common stock at $.50 per share which expire March 28, 2004.

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





                                            Fenway International, Inc.,
                                            a Nevada corporation


June 26, 2002                        By:    /s/ H. John Wilson, President
                                            -----------------------------------
                                            H. John Wilson, President